Form 10-Q
period 1996-03-31
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1996-05-15
CIK 902435

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -----------------------------------------

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE    SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] Transition report pursuant to section 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________

                             SEC File Number 0-23194

                   First Savings Bancorp of Little Falls, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      New Jersey                             22-3360945
- ---------------------------------------------------------------------
 (State or other jurisdiction     (I.R.S. Employer Identification No.)

Registrant's telephone number, including area code (201)  256-2100

- ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

      Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes ___X___       No _______

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100,100.

                       FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.

                                          INDEX

                                                                     Page Number

         PART I - CONSOLIDATED FINANCIAL INFORMATION

            Consolidated Statements of Financial
            Condition at March 31, 1996
            and December 31, 1995 (unaudited)                                1

            Consolidated Statements of Income
            for the Three Months Ended
               March 31, 1996 and 1995
               (unaudited)                                                   2

            Consolidated Statements of Cash Flows
              of the Three Months Ended
              March 31, 1996 and 1995 (unaudited)                        3 - 4

            Notes to Consolidated Financial Statements                   5 - 9

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations              10 - 18

         PART II - OTHER INFORMATION                                        19

         SIGNATURES                                                         20

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



ASSETS                                                   December 31, 1995           March 31, 1996
Cash and amounts due from                                                              (UNAUDITED)
  depository institutions                                  $    862,200               $    584,757
Interest-bearing demand
  deposits in other banks                                       265,375                    631,783
                                                            -----------                -----------
   Total cash and cash equivalents                            1,127,575                  1,216,540

Securities available for sale, net                           35,964,115                 37,345,887
Investment securities  held to maturity,
  net; estimated fair value of
  $18,952,000(1995) and $6,990,000(1996)                     19,000,000                  7,000,000
Mortgage-backed securities  held to maturity,
  net; estimated fair value of
  $2,538,000(1995) and $10,890,000(1996)                      2,545,101                 10,671,443
Loans receivable, net of allowance for loan
  losses of $388,633(1995) $413,633 (1996)                   85,836,007                 84,982,960
Premises and equipment, net                                   2,904,934                  2,848,516
Real estate owned, net                                        3,724,958                  3,909,727
Federal Home Loan Bank
  of New York stock, at cost                                    823,300                    925,600
Interest and dividends receivable, net                        1,427,868                  1,346,122
Other assets                                                  1,281,111                  1,400,747
                                                            -----------                -----------
   Total assets                                            $154,634,969               $151,647,542
                                                           ============               ============

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Deposits                                                   $131,636,083               $133,055,958
Federal Home Loan Bank Advances                              12,600,000                  8,000,000
Advance payments by borrowers for taxes                         563,262                    607,328
Other liabilities                                               238,715                    269,018
                                                            -----------                -----------
   Total liabilities                                        145,038,060                141,932,304
                                                            -----------                -----------


Stockholder's Equity
Convertible Preferred Stock (par value $.01 per share)
  authorized 1,000,000 shares: issued and
  outstanding 34,000 shares                                         340                        340
Common Stock (par value $1.00 per share)
  authorized 5,000,000 shares: issued and
  outstanding 100,100 shares                                    100,100                    100,100
Additional paid-in capital                                    4,010,037                  4,010,037
Retained earnings-substantially restricted                    5,352,463                  5,474,158
Unrealized gain on  securities available for sale               133,969                    130,603
                                                            -----------                -----------
   Total stockholder's equity                                 9,596,909                  9,715,238
                                                            -----------                -----------
   Total liabilities and stockholder's equity              $154,634,969               $151,647,542
                                                           ============               ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                                                        PAGE 1

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                          MARCH    31
                                                               1 9 9 5                   1 9 9 6
                                                             ----------                ---------
Interest income
  Loans                                                      $1,639,832                 $1,864,489
  Mortgage-backed securities                                    284,855                    666,267
  Investments and other                                         453,790                    288,031
                                                             ----------                 ----------
     Total interest income                                    2,378,477                  2,818,787

Interest Expense
  Deposits                                                    1,379,105                  1,594,602
  Borrowed Money                                                      0                    181,326
                                                             ----------                 ----------
     Total Interest expense                                   1,379,105                  1,775,928

Net interest income                                             999,372                  1,042,859

  Provision for loan losses                                           0                     25,000
                                                             ----------                 ----------
Net interest income after
  recovery of loan losses                                       999,372                  1,017,859
                                                             ----------                 ----------
Non-interest income
  Service charges                                                20,824                     24,048
  Miscellaneous                                                  19,264                     17,002
                                                             ----------                 ----------
     Total non-interest income                                   40,088                     41,050
                                                             ----------                 ----------
Non-interest expense
  Salaries and employee benefits                                384,526                    352,389
  Net occupancy expense                                          59,576                     67,528
  Equipment                                                      91,547                     85,547
  (Income) loss  on foreclosed real estate                      (12,762)                    22,764
  Federal insurance premium                                      79,187                     74,471
  Advertising and promotion                                      23,954                      6,069
  Legal fees                                                     39,325                     49,600
  Miscellaneous                                                 159,466                    148,386
                                                             ----------                 ----------
     Total non-interest expenses                                824,819                    806,754
                                                             ----------                 ----------
Income before income taxes                                      214,641                    252,155

Income taxes                                                     75,375                     87,960
                                                             ----------                 ----------
Net income                                                      139,266                    164,195

Preferred stock dividends                                        42,500                     42,500
                                                             ----------                 ----------
Net income applicable to common shares                          $96,766                   $121,695
                                                             ==========                 ==========
Net income per common share and common
  stock equivalents                                               $0.22                      $0.28

Weighted average number of common
  shares and common stock
  equivalents outstanding                                       440,100                    440,100

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                     Three Months Ended March 31,
                                                                                         1995           1996
                                                                                      ----------      ----------
Cash flows from operating activities:
  Net income                                                                          $  139,266      $  164,195
  Adjustments to reconcile net income to
   net cash  provided by operating activities:
    Depreciation                                                                          88,571          70,221
    Amortization of premiums, discounts and fees, net                                    (11,211)         58,465
    Provision for loan losses                                                               ----          25,000
    Net gain on sales of real estate owned                                               (55,335)           ----
  (Increase)decrease in  interest and dividends receivable, net                          (16,870)         81,746
   Increase in other assets                                                              (32,553)       (132,308)
    Decrease in accrued interest payable                                                  (8,193)        (98,407)
    Decrease in other liabilities                                                        (73,793)        (12,198)
    Amortization of branch premium                                                         8,334           8,333
                                                                                      ----------      ----------
Net cash  provided by  operating activities                                               38,216         165,047
                                                                                      ----------      ----------

Cash flows from investing activities:
    Purchase of  securities available for sale                                              ----      (2,251,937)
    Proceeds from maturities of term deposits                                          2,500,000            ----
    Term deposits purchased                                                           (8,750,000)           ----
    Proceeds from Investment securities held to maturity matured or called                  ----      12,000,000
    Mortgage-backed securities held to maturity purchased                             (1,120,632)     (8,390,111)
    Investment securities held to maturity repayments                                      4,575            ----
    Investment securities available for sale repayments                                     ----         800,248
    Mortgage-backed securities held to maturity repayments                               730,272         263,469
    Net  decrease in loans receivable                                                    167,507         770,504
    Additions to premises and equipment                                                 (289,018)        (13,803)
    Additions to real estate owned                                                       (96,850)       (117,500)
    Payments received on real estate owned                                                 2,000           3,000
    Proceeds from sales of real estate owned                                             452,897            ----
    Purchase of Federal Home Loan Bank of NY stock                                      (151,300)       (102,300)
                                                                                      ----------      ----------
Net cash (used in) provided by  investment activities                                 (6,550,549)      2,961,570
                                                                                      ----------      ----------
Cash flows from financing activities:
    Net  increase in deposits                                                          5,616,976       1,518,282
    Increase in bank overdraft                                                           758,593            ----
   Repayment of Federal Home Loan Bank Advances                                             ----      (4,600,000)
    Increase in advance payments by
       borrowers for taxes and insurance                                                  49,284          44,066
                                                                                      ----------      ----------
Net cash provided by (used in) financing activities                                    6,424,853      (3,037,652)
                                                                                      ----------      ----------
Net decrease in cash and cash equivalents                                                (87,480)         88,965
Cash and cash equivalents -- beginning                                                 3,559,346       1,127,575
                                                                                      ----------      ----------
Cash and cash equivalents -- end                                                      $3,471,866      $1,216,540
                                                                                      ==========      ==========

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                                  Three Months Ended March 3
                                                                                                     1995             1996
                                                                                                 ----------        ----------

Supplemental disclosures of cash flows information:
    Cash paid  during the period for:
      Interest                                                                                   $1,387,298        $1,874,335
                                                                                                 ==========        ==========

      Income taxes                                                                                  $75,599                $0
                                                                                                 ==========        ==========
Supplemental disclosure of noncash activities:
   Increase in unrealized loss on  securities(1995), decrease in
      unrealized gain on securities(1996), net of deferred income taxes                             ($4,936)          ($3,366)
                                                                                                 ==========        ==========


    Loans transferred to real estate owned                                                             ----           $70,268
                                                                                                 ==========        ==========
    Loans originated to facilitate the sale of
     real estate owned                                                                                   $0                $0
                                                                                                 ==========        ==========


  Preferred stock dividend declared but not yet paid                                                $42,500           $42,500
                                                                                                 ==========        ==========

See notes to unaudited consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to First Savings Bancorp of Little Falls, Inc. (Bancorp) and Subsidiary's annual report to stockholders for information regarding the audited consolidated financial statements for year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period.

2. NET INCOME PER COMMON SHARE AND COMMON STOCK EQUIVALENTS

Net income per common share and common stock equivalents is based on net income applicable to common shares (net income less preferred stock dividends) and the average number of common shares and common stock equivalents outstanding during the period. The calculation assumes the exercise of all convertible preferred stock, which is considered a common stock equivalent.

3. CHANGE IN ACCOUNTING POLICY

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 generally requires all creditors to account for impaired loans, except for large groups of smaller-balance homogenous loans that are collectively evaluated for impairment and those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of the expected future cash flows discounted at the loan's effective interest rate. SFAS 114 also provides that in-substance foreclosed loans should not be included in real estate owned for financial reporting purposes, but rather should be included in the loan portfolio. SFAS 114 is effective for fiscal years beginning after December 15, 1994.

In October 1994, the FASB amended certain provisions of SFAS 114 via the issuance of SFAS 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." SFAS 118 amends SFAS 114 by eliminating provisions describing how a creditor should report income on an impaired loan and increasing disclosure requirements as to information on related interest income. The effective date of SFAS 118 is the same as for SFAS 114. The provisions of SFAS 114, as amended by SFAS 118, were adopted effective January 1, 1995. Such adoption did not have a material adverse effect on the consolidated financial condition or results of operations.

4.  IMPACT OF NEW ACCOUNTING STANDARDS

In December 1991, the FASB issued SFAS No. 107 ("SFAS 107"), "Disclosures About Fair Value of Financial Instruments." SFAS No. 107 generally requires fair value disclosures for all financial instruments, including certain off-balance sheet items. SFAS No. 107 is effective for financial statements of entities with less than $150 million in total assets(such as Bancorp) issued after December 15, 1995. SFAS No. 107 does not require disclosure for periods prior to the effective date which are presented for comparative purposes. SFAS No. 107 does not have an effect on the Bancorp's consolidated financial position or results of operations as its provisions extend only to financial statement disclosure.

In October 1994, the FASB issued SFAS No. 119 ("SFAS 119"), "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments." SFAS No. 119 requires disclosure of all derivative financial instruments defined as "futures, forward, swaps, and options contracts, and other financial instruments with similar characteristics." SFAS No. 119 also expands on and amends SFAS No. 105 and SFAS No. 107, which dealt with off-balance-sheet risk and disclosing the fair value of financial instruments. The amendments require a distinction as to whether financial instruments are held or issued for trading, or for other purposes. The standard is effective for fiscal years ending after December 15, 1995. The adoption of SFAS No. 119 does not have an effect on the Bancorp's consolidated financial condition or results of operations as the statement extends only to financial statement disclosure.

In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-based Compensation". SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans. Those plans include all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amount based on the price of the employer's stock. SFAS No. 123 defines a fair value based method of accounting for and employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock compensation plans. However, it also allows an entity to continue to measure compensation costs for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for stock Issued to Employees". Entities electing to continue the use of the accounting method under Opinion 25 must make pro forma disclosures of net income and, if presented, earning per share, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. SFAS No. 123 is effective for transactions entered into during fiscal years that begin after December 15, 1995. SFAS 123, does not have any effect on the Bancorp's consolidated financial conditions or results of operations as the Bancorp does not currently utilize stock-based compensation.

5. Allowance for Loan Losses

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121
establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 does not apply to financial instruments, long-term customer relationships of a financial institution (i.e. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is to be recognized if the carrying value of such asset exceeds its fair value. In regard to long-lived assets to be disposed of either through sales or abandonment, such assets are to be carried at the lower of cost or fair value less costs to sell. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995 and restatement of previously issued financial statements is not permitted. SFAS 121, was implemented effective January 1, 1996. Such implementation did not have a material adverse effect on Bancorp's consolidated financial condition or results of operations.

In June 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights were acquired, should such loans be sold or securitized and the related mortgage servicing rights retained. The servicing rights are to be recorded based upon an allocation of the total investment in related loans to the relative fair values of the loans and the separated servicing rights retained, providing it is practical to estimate those fair values. SFAS No. 122 is effective prospectively in fiscal years beginning after December 15, 1995. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of this statement is prohibited. SFAS 122, was implemented effective January 1, 1996. Such implementation did not have a material adverse effect on the Bancorp's consolidated financial condition or results of operations.

An analysis of the allowance for loan losses is as follows:

                              Year ended   Three months ended March 31,
                                 1995           1995        1996
                             -------------------------------------

Balance - beginning          $ 377,315       $ 377,315   $ 388,633
Provision charged               80,228           ---        25,000
Loans charged off              (70,605)          ---          ---
Recoveries                       1,695           ---          ---
                             -------------------------------------
Balance - ending             $ 388,633       $ 377,315   $ 413,633
                             =====================================

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands:

                                       December 31,     March 31,
                                          1995        1995      1996
                                          -------------------------

Recorded investment in impaired loans:

   With recorded allowances              $---        $---       ---
   Without recorded allowances            281         511       281
                                          -------------------------
      Total impaired loans                281         511       281
   Related allowance for loan losses      ---         ---       ---

      Net impaired loans                 $281        $511      $281
                                         ==========================

For the year ended December 31, 1995, and the three months ended March 31, 1995 and 1995, the average recorded investment in impaired loans totalled $355,000, $511,000 and $281,000, respectively, while interest income recognized on such loans during the time each was impaired totalled $7,000, $2,000 and $1,500, respectively, all of which was recorded on the cash basis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           FIRST SAVINGS BANCORP OF LITTLE FALLS INC. AND SUBSIDIARY

LIQUIDITY

   The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement is currently 5% and is based upon a percentage of deposits and short term borrowings. The Bank's liquidity was $17.6 million or 12.5% as of March 31 1996, which was available for investment, mortgage originations, or deposit outflows. The Bank also has an unused $13.3 million line of credit with the Federal Home Loan Bank of New York (FHLB).

   The Bank's liquidity portfolio as of March 31, 1996 consists of $585,000 of cash on hand and in banks, $632,000 of interest earning deposits at FHLB, and $16.4 million of investments and mortgage backed securities due in less than five years.

   The Bank utilized the FHLB for borrowings in the first quarter of 1996 to fund investment purchases and loan originations. The Bank utilized a line of credit which matures daily and one month non-prepayable advances. As of March 31, 1996 the Bank had an outstanding one month advance of $8.0 million with a rate of 5.50% which matures in April 1996. The Bank expects to continue the use of borrowed funds during the remaining fiscal year ended December 31, 1996 to supplement liquidity and investing needs.

   The Bank experienced a small net outflow of savings deposits during the first quarter of 1996 totalling $175,000.

   The Bank is presently active in the mortgage loan origination market and is currently offering competitive residential loan rates. The Bank closed $2.0 million of loans for the three month period ended March 1996. The Bank had $1.7 million of outstanding loan commitments as of March 31, 1996. Although there can be no assurance, the Bank expects to continue the marketing of loans in the second quarter of 1996 in an effort to produce a higher loan to deposit ratio. The Bank also has outstanding commitments to purchase $3.1 million of mortgage backed securities and also expects to continue the purchase in these types of securities during the second quarter of 1996, provided acceptable rates of return can be achieved. The Bank anticipates that it will have sufficient funds available to fund loan commitments and investment purchases.

                              RESULTS OF OPERATIONS

                  Three Months ended March 30, 1994 and 1995

Net Income

Net income for the three months ended March 31, 1996 was $164,000 compared to $139,000 for the three month period ended March 31, 1995. The primary reasons for the increase in earnings were an increase in net interest income of $43,000 and a decrease in non-interest expenses of $18,000, which were partially offset by increases of $25,000 in the provision for loan losses, and income taxes of $13,000.

Interest Income

Interest income increased $441,000 from $2.4 million for the three month period ended March 31, 1995 to $2.8 million for the three month period ended March 31, 1996. The primary reason for the increase was that the average balances of the securities and loan portfolios increased $27.0 million due to asset growth from purchase of whole loans and securities. The majority of the asset growth came from $9.8 million of whole loans purchased from the Resolution Trust Corporation(RTC) during the fourth quarter of 1995. Rising interest rates also helped contribute to the increase in interest income, the average return on loans and securities increased from 7.45% during the three month period ended March 31, 1995 to 7.87% during the three month period ended March 31, 1996.

Interest Expense

Interest expense increased $397,000 from $1.4 million for the three month period ended March 31, 1995 to $1.8 million for the three month period ended March 31, 1996. The primary reason for the increase was that the average balances of deposits were higher during the three month period ended March 31, 1996 because of a increase in savings deposits. The Bank also maintained an average balance of FHLB borrowings totalling $12.9 million during the three month period ended March 31, 1996 compared to no borrowings for the same period last year.

Net Interest Income

The Bank's net interest income increased $43,000 to $1.04 million for the three month period ended March 31, 1996 compared to $999,000 for the same period in 1995. The increase was due to a higher level of net interest earning assets during the three month period ended March 31, 1996 compared to the same period last year. The higher level of net interest earning assets resulted from the purchase of whole loans and investment securities that were funded by deposit growth and short term FHLB borrowings. The increase was not due in part to net interest margin because that remained at 2.95% for the three month period ended March 31, 1996, the same as for the period last year.

Provision for Loan Losses

The Bank had a $25,000 provision for loan losses during the three month period ended March 31, 1996 compared to no provision for loan losses during the three month period ended March 31, 1995. Based on the factors set forth below, the Bank chose to increase its general loan loss provision during the three month period ended March 31, 1996 and this provision was not identified by any one asset. See "Loans Receivable" for analysis of allowance for loan loss levels.

It is management's policy to provide for estimated losses on its loan portfolio. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, The amount of the Bank's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Bank's market area, and other factors related to the collectability of the Bank's loan portfolio. Management of the Bank assesses the allowance for loan losses on a quarterly basis and will make provisions for loan losses as deemed appropriate by management in order to maintain the adequacy of the allowance for loan losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required.

Non-Interest Income

Non-interest income increased only $1,000 for the three month period ended March 31, 1996 compared to the same period last year because the Bank maintained its fee schedule from the previous year.

Non-Interest Expense

Non-interest expenses decreased $18,000 to $807,000 for the three months ended March 31, 1996 from $823,000 for the same prior year period.

Salaries and employee benefits decreased $32,000 or 8.4% to $352,000 for the three month period ended March 31, 1996 as compared to $385,000 the same period last year. The decrease was mostly due to the reduction of some staff through normal attrition and reduced medical benefits expense.

During the three month period ended March 31, 1995 the Bank recorded income of $13,000 on foreclosed real estate compared to a $23,000 loss during the three month period ended March 31, 1996. The primary reason for the change was a $55,000 gain on the sale of one non-residential real estate owned property during the first quarter of 1995 as compared to no sales of real estate owned during the three month period ended March 31, 1996.

During the three months ended March 31, 1995 non-interest expenses other than salaries and employee benefits and loss(income) on foreclosed real estate decreased $21,000 or 4.6% to $432,000 from $453,000 in the prior year quarter. The main reason for the decrease was an $18,000 reduction in advertising and marketing expense during the three month period ended March 31, 1996 compared to the same period last year.

Income Taxes

  Income taxes were $88,000 and $75,000 for the three months ended March 31, 1996 and 1995, respectively. The increase resulted from increased pre-tax earnings.

                        COMPARISON OF FINANCIAL CONDITION
                      DECEMBER 31, 1995 AND MARCH 31, 1996

Cash and Cash Equivalents

The Bank's cash and cash equivalents increased to $1.2 million at March 31, 1996 from $1.1 million at December 31, 1995.

Securities Available for Sale

The Bank's securities available for sale increased to $37.3 million as of March 31, 1996 from $36.0 million at December 31, 1995. The Bank purchased a Small Business Administration security for $2.3 million with a rate that adjusts monthly and is tied to the prime rate index. The purchase was partially offset by $800,000 in repayments during the three months ended March 31, 1996.

Investment Securities Held to Maturity

During the three month period ended March 31, 1996, various government agencies exercised their options to call $12.0 million of step-up securities before the stated maturity date. The proceeds of these funds were used to reduce FHLB borrowings and to purchase mortgage backed securities during the three month period ended March 31, 1996.

Mortgage Backed Securities

As of March 31, 1996 the Bank had $10.7 million of mortgage backed securities classified as held to maturity with a estimated fair value of $10.9 million compared to $2.5 million and $2.5 million, respectively, as of December 31, 1995. During the first three months of 1996 the Bank purchased $8.4 million of fixed-rate short-term maturity securities with an average yield of 6.21% that will be used for regulatory liquidity. These purchases were partially offset by principal repayments of $263,000.

Loans Receivable

Loans receivable decreased slightly to $85.0 million at March 31, 1996 from $85.8 million as of December 31, 1995. Repayments of $2.8 million were offset somewhat by $2.0 million of new loan originations. The allowance for loans increased by $25,000 during the first three months of 1996 to $414,000 or .48% of loans compared to $389,000 or .45% of loans as of December 31, 1995.

On January 1, 1995, the Bank adopted SFAS 114 ("Accounting by Creditors for Impairment of a Loan") and SFAS 118 ("Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures") as required by generally accepted accounting principles. In doing so, the Bank identified loans for which the provisions of these pronouncements apply and has established criteria to determine whether such loans are impaired. SFAS 114 provides that provisions of such Statement are not applicable to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Accordingly, management has determined that SFAS 114 and 118 do not apply to the following groups of smaller-balance homogeneous loans:

                  CATEGORY                      INVESTMENT

            Mortgage:   Residential       $200,000 or less
            Mortgage:   Non-Residential    100,000 or less
            Commercial: Unsecured           50,000 or less
            Commercial: Secured            100,000 or less
            Consumer                          All loans
            Home Equity                     75,000 or less

      A loan evaluated under SFAS 114 is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amount due according to the contractual terms of the loan agreement. An insignificant delay, which is defined as up to 90 days by the Bank, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amount due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

      The Bank's policy concerning non-accrual loans states that loans are placed on a non-accrual status when payments are 90 days delinquent or more. Therefore, a loan will be considered to be impaired, when it is 90 days delinquent and it exceeds the balance guidelines for SFAS 114 non-applicability stated above. It is, therefore, possible for a loan to be on non-accrual status and not be impaired if the balance falls within the above stated guidelines.

      SFAS 114 also requires that loans renegotiated, as part of a troubled debt restructuring, be classified as impaired and measured for impairment by discounting the total expected cash flow under the renegotiated terms at the loan's original effective interest rate. This requirement applies only to loans renegotiated on or after the effective date of SFAS 114.

      Loans, or portions thereof, are charged-off when it is determined that a loss has occurred. Until such time, an allowance for loan loss is maintained for estimated losses. With impaired loans, unless they are also non-accrual loans, the Bank payments first to accrued interest receivable and then to principal.

      As of March 31, 1996, based on the above criteria, the Bank classified four commercial loans, totalling $592,000, as impaired. The impairment of these loans is measured based on the fair value of the underlying collateral. Based upon such evaluations, $0 has been allocated to the allowance for loan losses for such impairment.

      The following schedule sets forth certain information regarding the Bank's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Bank's Annual Report on Form 10-K for the year ended December 31, 1995) as of March 31, 1996, and as of December 31 of each of the last five years:

                                  March 31,             DECEMBER 31,
                                  --------- -----------------------------------
                                     1996   1995   1994    1993    1992    1991
                                     ----   ----   ----    ----    ----    ----
                                                  (In Thousands)

Non-accrual loans.............     $1,459 $1,146 $1,470 $ 1,748 $ 4,799 $ 7,593
Past due and accruing loans...        ---    ---    ---     ---     450     316
Renegotiated loans............      1,253  1,348  1,253     215     223     316
                                   ------ ------ ------ ------- ------- -------

   Total non-accrual, past due
   and renegotiated loans          $2,712  2,494  2,723   1,963   5,472   8,225
Other real estate owned.......     $3,910  3,725  3,943   4,998   5,977   7,385
                                   ------ ------ ------ ------- ------- -------
   Total.....................      $6,622 $6,219 $6,666 $ 6,961 $11,449 $15,610
                                   ====== ====== ====== ======= ======= =======

      Included in the above schedule are four non-accrual commercial loans, totalling $592,000, which represents all loans categorized as impaired. Therefore, SFAS 114 has no impact on the comparability of data in the above credit risk table.

      At March 31, 1996, non-accrual loans totaled $1.5 million and increase of $313,000 from the period ending December 31, 1995. Of the total non-accrual loans at March 31, 1996, all are either in foreclosure, in various stages of litigation, or on a repayment schedule.

Real Estate Owned(REO)

  REO increased $185,000 to $3.9 million during the three month period ended March 31, 1996. The increase was due to a transfer to REO from loans of $70,000 and the additional cash payment for a residential loan totalling $188,000. The Bank also received $3,000 in payments on an REO property and continues to actively seek the resolution of all REO properties.

Federal Home Loan Bank of New York Stock

The Bank purchased $102,300 of stock during the first quarter of 1996.

Asset Liability  Management

  The Bank prepares asset liability reports on a quarterly basis for management and Board of Directors approval. The Bank utilizes a in-house computer system to generate reports and also submits data to the Office of Thrift Supervision for calculations on interest rate risk which presents the Bank is exempt from filing. As of December 31, 1995 the Bank's net portfolio value (NPV) was $11.8 million and the change in NPV as a percentage of present value assets when rates rise 200 basis points is -.92% which is within the minimum regulatory requirements.

Deposits

Deposits decreased $175,000 or 0.1%, excluding the effect of $1.6 million in interest credited, during the first three months of 1996.

Stockholder's Equity

Stockholders equity increased $109,000 during the three month period ended March 31, 1995 to $9.7 million. The increase was due to net income of $164,000 for the three months ended March 31, 1996, and a $13,000 decrease in unrealized gain on securities held for sale, which more than offset $42,500 in preferred stock dividends declared during the first three months of 1996.

                               REGULATORY CAPITAL
                             (dollars in thousands)

                 ACTUAL             REQUIRED            EXCESS
            --------------      --------------     --------------
TANGIBLE    $9,051   6.01%      $2,260   1.50%     $6,791   4.51%
CORE         9,051   6.01        4,520   3.00       4,531   3.01
RISK-BASED   9,733  14.97        5,201   8.00       4,531   6.97

                  FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.

                                     PART II

Item 1.  Legal Proceedings

         Bancorp and the Bank are not engaged in any legal proceedings of a material nature at the present time. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interest in loans.

Item 2.  Changes in Securities

           Not applicable

Item 3.  Defaults upon Senior Securities

           Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

           Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

           Not Applicable

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                  (Registrant)




Date: March 15, 1996              /s/Haralambos S. Kostakopoulos
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer

Date: March 15, 1996              /s/Brian McCourt
                                  Brian McCourt
                                  Vice President
                                  Treasurer