Form 10-Q
period 1996-06-30
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1996-08-14
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                    FORM 10-Q

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION report pursuant to section 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

                             SEC File Number 0-23194

                   First Savings Bancorp of Little Falls, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        New Jersey                                       22-3360945
- -------------------------------------------------------------------------------
 (State or other jurisdiction)         (I.R.S. Employer Identification No.)

Registrant's telephone number, including area code (201)  256-2100
                                                   ---------------

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------

                                     INDEX
                                     -----

                                                               Page Number
                                                               -----------

           PART I -   CONSOLIDATED FINANCIAL INFORMATION

               Consolidated Statements of Financial
               Condition at June 30, 1996
               and December 31, 1995 (unaudited)                     1

               Consolidated Statements of Income
               for the Three and Six Months Ended
                 June 30, 1995 and 1996 (unaudited)                  2

               Consolidated Statements of Cash Flows
                of the Six Months Ended
                June 31, 1995 and 1996 (unaudited)               3 - 4

               Notes to Consolidated Financial Statements        5 - 8

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations    9 - 20

           PART II -  OTHER INFORMATION                        22 - 24

           SIGNATURES                                               25

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


Assets                                                              December 31, 1995         June 30, 1996
- ------                                                              -----------------         -------------
Cash and amounts due from                                                                      (UNAUDITED)
  depository institutions                                                    $862,200                   $738,477
Interest-bearing demand
  deposits in other banks                                                     265,375                    801,383
                                                                    -----------------         ------------------
   Total cash and cash equivalents                                          1,127,575                  1,539,860

Securities available for sale, net                                         35,964,115                 40,230,731
Investment and mortgage backed securities
  held to maturity, net; estimated fair value of
  $18,952,000(1995) and $2,996,000(1996)                                   19,000,000                  3,000,000
Mortgage-backed securities  held to maturity,
  net; estimated fair value of
  $2,538,000(1995) and $18,527,000(1996)                                    2,545,101                 18,556,611
Loans receivable, net of allowance for loan
  losses of $388,633(1995) $438,633 (1996)                                 85,836,007                 87,989,391
Premises and equipment, net                                                 2,904,934                  2,805,336
Real estate owned, net                                                      3,724,958                  3,403,373
Federal Home Loan Bank
  of New York stock, at cost                                                  823,300                    925,600
Interest and dividends receivable, net                                      1,427,868                  1,170,270
Other assets                                                                1,281,111                  1,516,394
                                                                    -----------------         ------------------
   Total assets                                                          $154,634,969               $161,137,566
                                                                    =================         ==================

Liabilities and stockholder's equity
- ------------------------------------
Liabilities
- -----------

Deposits                                                                 $131,636,083               $134,402,906
Federal Home Loan Bank of New York Advances                                12,600,000                 16,200,000
Advance payments by borrowers for
  taxes and insurance                                                         563,262                    673,555
Other liabilities                                                             238,715                    100,118
                                                                    -----------------         ------------------
   Total liabilities                                                      145,038,060                151,376,579
                                                                    -----------------         ------------------
Stockholders' Equity
- --------------------
Convertible Preferred Stock (par value $.01 per share)
  authorized 1,000,000 shares: issued and
  outstanding 34,000 shares                                                       340                        340
Common Stock (par value $1.00 per share)
  authorized 5,000,000 shares: issued and
  outstanding 100,100 shares                                                  100,100                    100,100
Additional paid-in capital                                                  4,010,037                  4,010,037
Retained earnings-substantially restricted                                  5,352,463                  5,570,704
Unrealized gain on  securities available for sale                             133,969                     79,806
                                                                    -----------------         ------------------
   Total stockholders' equity                                               9,596,909                  9,760,987
                                                                    -----------------         ------------------
   Total liabilities and stockholders' equity                            $154,634,969               $161,137,566
                                                                    =================         ==================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED            SIX MONTHS ENDED
                                                ----------------------       ----------------------
                                                    JUNE    30                     JUNE    30
                                                ----------------------       ----------------------
                                                 1 9 9 5       1 9 9 6       1 9 9 5        1 9 9 6
                                                 -------       -------       -------        -------
Interest income
  Loans                                      $ 1,619,522   $ 1,865,542   $ 3,220,776    $ 3,730,031
  Mortgage-backed securities                     334,221       878,997       657,654      1,545,264
  Investments and other                          539,746        77,595       993,538        365,626
                                             -----------   -----------   -----------    -----------
     Total interest income                     2,493,489     2,822,134     4,871,968      5,640,921
                                             -----------   -----------   -----------    -----------
Interest Expense
  Deposits                                     1,528,330     1,588,486     2,907,435      3,183,088
  Borrowed Money                                       0       168,778             0        350,103
                                             -----------   -----------   -----------    -----------
     Total Interest expense                    1,528,330     1,757,264     2,907,435      3,533,191
                                             -----------   -----------   -----------    -----------
Net interest income                              965,159     1,064,870     1,964,533      2,107,730

  Provision for loan losses                            0        25,000             0         50,000
                                             -----------   -----------   -----------    -----------
Net interest income after
  provision of loan losses                       965,159     1,039,870     1,964,533      2,057,730
                                             -----------   -----------   -----------    -----------
Non-interest income
  Service charges                                 23,396        22,288        44,220         46,336
  Miscellaneous                                   16,786        17,645        36,049         34,647
                                             -----------   -----------   -----------    -----------
     Total non-interest income                    40,182        39,933        80,269         80,983
                                             -----------   -----------   -----------    -----------
Non-interest expense
  Salaries and employee benefits                 373,524       349,052       758,050        701,441
  Net occupancy expense                           56,476        66,302       116,052        133,830
  Equipment                                       93,555        87,208       185,103        172,755
  (Income) loss  on foreclosed real estate        10,462        35,344        (2,300)        58,108
  Federal insurance premium                       79,186        75,266       158,374        149,737
  Advertising and promotion                       43,074        32,033        67,028         38,102
  Legal fees                                      44,834        39,945        84,159         89,545
  Miscellaneous                                  191,604       182,797       351,069        331,183
                                             -----------   -----------   -----------    -----------
     Total non-interest expenses                 892,715       867,947     1,717,535      1,674,701
                                             -----------   -----------   -----------    -----------

Income before income taxes                       112,626       211,856       327,267        464,012

Income taxes                                      39,329        72,810       114,704        160,770
                                             -----------   -----------   -----------    -----------
Net income                                        73,297       139,046       212,563        303,242

Preferred stock dividends                         42,500        42,500        85,000         85,000
                                             -----------   -----------   -----------    -----------
Net income applicable to common shares       $    30,797   $    96,546   $   127,563    $   218,242
                                             ===========   ===========   ===========    ===========

Net income per common share and common
  stock equivalents                          $      0.17   $      0.32   $      0.48    $      0.69

Weighted average number of common
  shares and common stock
  equivalents outstanding                        440,100       440,100       440,100        440,100

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                  1,995           1,996
                                                                                  -----           -----

Cash flows from operating activities:
- -------------------------------------
  Net income                                                                 $    212,563    $    303,242
  Adjustments to reconcile net income to
  --------------------------------------
   net cash  provided by operating activities:
   -------------------------------------------
    Depreciation                                                                  164,532         141,182
    Amortization (accretion) of premiums, discounts and fees, net                 (15,811)        119,675
    Recovery of losses on loans                                                    (1,165)           --
    Provision for loan losses                                                        --            50,000
    Provision for Real Estate Owned losses                                           --            45,500
    Net gain on sales of real estate owned                                        (55,335)        (37,287)
  (Increase)decrease in  interest and dividends receivable, net                  (115,616)        257,598
   Increase in other assets                                                      (112,792)       (228,964)
    Decrease (increase) in accrued interest payable                                55,001         (83,905)
    Decrease in other liabilities                                                 (35,951)         (3,548)
    Amortization of branch premium                                                 16,668          16,666
                                                                             ------------    ------------
Net cash  provided by  operating activities                                       112,094         580,159
                                                                             ------------    ------------
Cash flows from investing activities:
- -------------------------------------
    Purchase of  securities available for sale                                       --        (7,128,915)
    Purchase of investment securities held fo maturity                         (7,595,683)           --
    Proceeds from maturities of term deposits                                  13,250,000            --
    Term deposits purchased                                                   (14,750,000)           --
    Proceeds from Investment securities held to maturity matured or called           --        16,000,000
    Mortgage-backed securities held to maturity purchased                      (2,120,632)    (16,640,944)
    Investment securities held to maturity repayments                              10,986            --
    Investment securities available for sale repayments                              --         2,638,665
    Mortgage-backed securities held to maturity repayments                      1,186,829         626,277
    Net  decrease (increase) in loans receivable                                  248,916      (2,380,314)
    Additions to premises and equipment                                          (296,777)        (41,584)
    Additions to real estate owned                                                (96,850)       (117,500)
    Payments received on real estate owned                                          5,000           7,400
    Proceeds from sales of real estate owned                                      660,460         630,370
    Purchase of Federal Home Loan Bank of NY stock                               (151,300)       (102,300)
                                                                             ------------    ------------
Net cash used in  investment activities                                        (9,649,051)     (6,508,845)
                                                                             ------------    ------------
Cash flows from financing activities:
- -------------------------------------
   Net  increase in deposits                                                    5,812,204       2,850,728
   Increase in Federal Home Loan Bank Advances                                  1,500,000       3,600,000
   Increase in advance payments by
       borrowers for taxes and insurance                                           73,263         110,293
   Preferred stock dividends paid                                                (170,000)       (170,000)
   Common stock dividends paid                                                    (50,050)        (50,050)
                                                                             ------------    ------------
Net cash provided by  financing activities                                      7,165,417       6,340,971
                                                                             ------------    ------------
Net decrease in cash and cash equivalents                                      (2,371,540)        412,285
Cash and cash equivalents -- beginning                                          3,559,346       1,127,575
                                                                             ------------    ------------
Cash and cash equivalents -- ending                                          $  1,187,806    $  1,539,860
                                                                             ============    ============


See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                     Six Months Ended June 30,
                                                                                     -------------------------
                                                                                         1,995      1,996
                                                                                         -----      -----

Supplemental disclosures of cash flows information:
- ---------------------------------------------------
 Cash paid during the period for:
- ---------------------------------

      Interest                                                                        $2,852,434   $3,617,096
                                                                                      ==========   ==========

      Income taxes                                                                    $   75,599   $        0
                                                                                      ==========   ==========

Supplemental disclosure of noncash activities:
- ----------------------------------------------
   Increase in unrealized loss on  securities available for sale(1995), decrease in
      unrealized gain on securities(1996), net of deferred income taxes               $    3,784   $   54,163
                                   =====                                              ==========   ==========



    Loans transferred to real estate owned                                                  --     $  206,898
                                                                                      ==========   ==========


Payment of stock dividend, declared in prior periods                                  $  135,050   $  135,050
                                                                                      ==========   ==========



See notes to unaudited consolidated financial statements

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           ------------------------------------------

1.  BASIS OF PRESENTATION
- -------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to First Savings Bancorp of Little Falls, Inc. (Bancorp) and Subsidiary's annual report to stockholders for information regarding the audited consolidated financial statements for year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. Bancorp's primary activity is holding the stock of the Bank, therefore the business and operations of the Bank are essentially those of Bancorp on a consolidated basis.

2. NET INCOME PER COMMON SHARE AND COMMON STOCK EQUIVALENTS
- ------------------------------------------------------------

Net income per common share and common stock equivalents is based on net income and the average number of common shares and common stock equivalents outstanding during the period. The calculation assumes the exercise of all convertible preferred stock, which is considered a common stock equivalent.

3. CHANGE IN ACCOUNTING POLICY
- ------------------------------

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

In October 1994, the FASB amended certain provisions of SFAS 114 via the issuance of SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." SFAS 118 amends SFAS 114 by eliminating provisions describing how a creditor should report income on an impaired loan and increasing disclosure requirements as to information on related interest income. The effective date of SFAS 118 is the same as for SFAS 114. The provisions of SFAS 114, as amended by SFAS 118, were adopted effective January 1, 1995. Such adoption did not have a material adverse effect on the consolidated financial condition or results of operations.

4.  IMPACT OF NEW ACCOUNTING STANDARDS
- --------------------------------------

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of." SFAS No. 121
establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 does not apply to financial instruments, long-term customer relationships of a financial institution (i.e. core deposit intangibles), mortgage and other servicing rights, or deferred tax assets. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In such cases, an impairment loss is to be recognized if the carrying value of such asset exceeds its fair value. In regard to long-lived assets to be disposed of either through sales or abandonment, such assets are to be carried at the lower of cost or fair value less costs to sell. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995 and restatement of previously issued financial statements is not permitted. SFAS 121 was implemented effective January 1, 1996. Such implementation did not have a material adverse effect on Bancorp's consolidated financial condition or results of operations.

In June 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights were acquired, should such loans be sold or securitized and the related mortgage servicing rights retained. The servicing rights are to be recorded based upon an allocation of the total investment in related loans to the relative fair values of the loans and the separated servicing rights retained, providing it is practical to estimate those fair values. SFAS No. 122 is effective prospectively in fiscal years beginning after December 15, 1995. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of this statement is prohibited. SFAS 122 was implemented effective January 1, 1996. Such implementation did not have a material adverse effect on the Bancorp's consolidated financial condition or results of operations.

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

 5.      ALLOWANCE FOR LOAN LOSSES
 ---------------------------------

An analysis of the allowance for loan losses is as follows:

                      Year ended December 31,  Six months ended June 30,
                      --------------------------------------------------
                                 1995           1995           1996
                                 ----           ----           ----

Balance - beginning          $ 377,315      $ 377,315       $ 388,633
Provision charged               80,228          ---            50,000
Loans charged off              (70,605)         ---              ---
Recoveries                       1,695         58,535            ---
                             ----------------------------------------
Balance - ending              $388,633      $ 318,750       $ 438,633
                              =======================================


Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

                                      December 31,     June 30,
                                      -----------------------------
                                         1995        1995      1996
                                         ----        ----      ----

Recorded investment in impaired loans:

   With recorded allowances              $---        $---       ---
   Without recorded allowances            281         511       226
                                          -------------------------
      Total impaired loans                281         511       226
   Related allowance for loan losses      ---         ---       ---

      Net impaired loans                 $281        $511      $226
                                         ==========================

For the year ended December 31, 1995, and the six months ended June 30, 1995 and 1996, the average recorded investment in impaired loans totaled $355,000, $511,000 and $226,000, respectively, while interest income recognized on such loans during the time each was impaired totaled $7,000, $2,000 and $1,500, respectively, all of which was recorded on the cash basis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
            FIRST SAVINGS BANCORP OF LITTLE FALLS INC. AND SUBSIDIARY
            ---------------------------------------------------------

LIQUIDITY
- ---------

   The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement is currently 5% and is based upon a percentage of deposits and short term borrowings. The Bank's liquidity was $18.7 million or 12.4% as of June 30 1996, which was available for investment, mortgage originations, or deposit outflows. The Bank also has an $13.3 million line of credit with the Federal Home Loan Bank of New York (FHLB) of which $6.7 million had been used as of June 30, 1996.

   The Bank's liquidity portfolio as of June 30, 1996 consisted of $738,000 of cash on hand and amounts due from depository institutions, $801,000 of interest earning deposits at FHLB, and $17.2 million of investments and mortgage backed securities maturing in less than five years.

   The Bank utilized the FHLB for borrowings during the first two quarters of 1996 to fund investment purchases and loan originations. The types of borrowings the Bank utilized were a line of credit which matures daily and several one month non-prepayable advances. As of June 30, 1996 the Bank had an outstanding one month advance of $9.5 million with a rate of 5.50% which matures in April 1996, at that time the Bank will have the option to rollover the borrowings or change the term. The Bank expects to continue the use of borrowed funds during the remaining fiscal year ended December 31, 1996 to supplement liquidity and investing needs.

   The Bank experienced a small net outflow of deposits before interested credited during the first half of 1996 totalling $2.8 million.

   The Bank is presently active in the mortgage loan origination market and is currently offering competitive residential loan rates. The Bank closed $2.0 million, and $8.3 million of loans for the three month periods ended March 1996 and June 1996 respectively. The Bank had $3.1 million of outstanding loan commitments as of June 30, 1996. Although there can be no assurance, the Bank expects to continue the marketing of loans in the second half of 1996 in an effort to produce a higher loan to deposit ratio and increase earnings. The Bank anticipates that it will have sufficient funds available to fund loan commitments and investment purchases.

                              RESULTS OF OPERATIONS
                              ---------------------

                    Three Months ended June 30, 1995 and 1996
                    -----------------------------------------

Net Income
- ----------

Net income for the three months ended June 30, 1996 was $139,000 compared to $73,000 for the three month period ended June 30, 1995. The primary reasons for the increase in earnings were an increase in net interest income of $100,000 and a decrease in non-interest expenses of $25,000, which were partially offset by increases of $25,000 and $33,000 in the provision for loan losses, and income taxes, respectively.

Interest Income
- ---------------

Interest income increased $329,000 from $2.5 million for the three month period ended June 30, 1995 to $2.8 million for the three month period ended June 30, 1996. The primary reason for the increase was that the average balances of the securities and loan portfolio increased $18.9 million due to asset growth from purchases of whole loans and securities. The majority of the asset growth came from $9.8 million of whole loans purchased from the Resolution Trust Corporation(RTC) during the fourth quarter of 1995 and Small Business Loan securities that were purchased during the last half of fiscal year 1995. Rising interest rates also helped contribute to the increase in interest income. The average return on loans and securities increased from 7.58% during the three month period ended June 30, 1995 to 7.79% during the three month period ended June 30, 1996.

Interest Expense
- ----------------

Interest expense increased $229,000 from $1.5 million for the three month period ended June 30, 1995 to $1.8 million for the three month period ended June 30, 1996. The primary reason for the increase was that the average balances of deposits and borrowings were $18.0 million higher during the three month period ended June 30, 1996 compared to the same period last year. The Bank maintained an average balance of FHLB borrowings totalling $12.6 million during the three month period ended June 30, 1996 compared to $16,000 of borrowings for the same period last year.

Net Interest Income
- -------------------

The Bank's net interest income increased $100,000 to $1.1 million for the three month period ended June 30, 1996 compared to $965,000 for the same period in 1995. The increase was due to a higher level of net interest earning assets during the three month period ended June 30, 1996 compared to the same period last year. The higher level of net interest earning assets resulted from the purchase of whole loans and investment securities that were funded by deposit growth and short term FHLB borrowings. The increase was also helped by the increase in the net interest margin which increased from 2.80% for the three month period ended June 30, 1995, to 2.96% for the three month period ended June 30, 1996.

Provision for Loan Losses
- -------------------------

The Bank had a $25,000 provision for loan losses during the three month period ended June 30, 1996 compared to no provision for loan losses during the three month period ended June 30, 1995. Based on the factors set forth below, the Bank chose to increase its general loan loss provision during the three month period ended June 30, 1996 and this provision was not identified by any one asset. See "Comparison of Financial Condition--Loans Receivable" for analysis of allowance for loan loss levels.

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

Non-Interest Income
- -------------------

Non-interest income remained relatively unchanged at $40,000 for the three month period ended June 30, 1996 compared to the same period last year because the Bank maintained its fee schedule from the previous year.

Non-Interest Expense
- --------------------

Non-interest expenses decreased $25,000 to $867,000 for the three months ended June 30, 1996 from $893,000 for the same prior year period.

Salaries and employee benefits decreased $24,000 or 6.6% to $349,000 for the three month period ended June 30, 1996 as compared to $374,000 the same period last year. The decrease was mostly due to the reduction of some staff through normal attrition and reduced medical benefits expense.

During the three month period ended June 30, 1996 the Bank recorded loss of $35,000 on foreclosed real estate compared to a $10,000 loss during the three month period ended June 30, 1995. The primary reason for the increase was due to a $45,500 increase in loss provisions during the three month period ended June 30, 1996 which was offset partially by the gain on sale of two properties totalling $37,000. During the three month period ended June 30, 1995 the Bank had no sales of properties and reduced holding expenses.

During the three months ended June 30, 1996 non-interest expenses other than salaries and employee benefits and loss on foreclosed real estate decreased $25,000 or 4.9% to $484,000 from $509,000 in the prior year quarter. Much of the decrease was related to the decrease in advertising, legal and other miscellaneous expenses that were higher during the same period last year.

Income Taxes
- ------------

  Income taxes were $73,000 and $39,000 for the three months ended June 30, 1996 and 1995, respectively. The increase resulted from increased pre-tax earnings.

                              RESULTS OF OPERATIONS
                              ---------------------

                     Six Months Ended June 30, 1995 and 1996
                     ---------------------------------------

Net Income
- ----------

   Net income for the six month period ended June 30, 1996 was $303,000 compared to $213,000 for the six month period ended June 30, 1995. The primary reasons for the increase in earnings were an increase in net interest income of $143,000 and a decrease in non-interest expenses of $43,000, which were partially offset by increases of $50,000 and $46,000 in the provision for loan losses and income taxes, respectively.

Interest Income
- ---------------

  Interest income increased $769,000 from $4.9 million for the six month period end June 30, 1995 to $5.6 million for the six month period ended June 30, 1996. The primary reason for the increase was an increase in the average balance of the Bank's loan and investment portfolio which increased $18.7 million for the six month period ended June 30, 1996 compared to the same period in 1995. The average return on loans and investments increased from 7.52% during the six month period ended June 30, 1995 to 7.83% during the six month period ended June 30, 1996.

Interest Expense
- ----------------

 Interest expense increased $626,000 from $2.9 million for the six month period ended June 30, 1995 to $3.5 million for the six month period ended June 30, 1996. The increase was due to average balance of deposits and borrowed funds being approximately $18.0 million higher during the six month period ended June 30, 1996 compared to the same period in 1995. The average cost of funds increased from 4.64% during the six month period ended June 30, 1995 to 4.87% for the six month period ended June 30, 1996 due to general increases in market rates of interest and the greater use of generally higher costing advances.

Net Interest Income
- -------------------

   Net interest income before provision for loan losses increased $143,000 for the six month period ended June 30, 1996 compared to the same period in 1995. The increase was due to a higher level of net earning assets during the six month period ended June 30, 1996 and also the higher net spread compared to the same period in 1995. The Bank's average yield on interest-earning assets, cost of funds, and net interest spread during the periods indicated was as follows:


AVERAGE For Six Months                    JUNE 30, 1995                 JUNE 30, 1996
================================= ============================== ==============================
YIELD ON INTEREST EARNING ASSETS              7.52%                          7.83%
================================= ------------------------------ ==============================
COST OF FUNDS                                 4.64%                          4.87%
================================= ============================== ==============================
NET INTEREST SPREAD                           2.88%                          2.96%
================================= ============================== ==============================


Provision for Loan Losses
- -------------------------

   The Bank had a $50,000 provision for loan losses during the six month period ended June 30, 1996, compared to no provision in the six month period ended June 30, 1995. Based on the factors set forth below, the Bank chose to increase its general loan loss provision during the six month period ended June 30, 1996 and this provision was not identified by any one asset. See "Comparison of Financial Condition--Loans Receivable" for analysis of allowance for loan loss levels. See also "-Three Months Ended June 30, 1995 and 1996--Provision for Loan Losses."

Non-Interest Income
- -------------------

  Non-interest income increased $1,000 for the six month period ended June 30, 1996 compared the six month period ended June 30, 1995 because the Bank maintained its fee schedule from the previous year.

Non-Interest Expense
- --------------------

  Non-interest expenses decreased by $43,000 during the six months ended June 30, 1996. Salaries and employee benefits decreased $57,000 for the six month period ended June 30, 1996 compared to the six month period ended June 30, 1995. The decrease was mostly due to the reduction of some staff through normal attrition and reduced medical benefits expense.

 Income on foreclosed real estate of $2,000 was recorded during the six month period ended June 30, 1995 compared to a loss of $58,000 in the same period in 1996. The change was primarily due to $73,000 gain on sale of real estate owned properties in 1995, compared to a $37,000 gain in the current year period, partially offset by a $7,000 recovery recorded on REO properties in 1995 compared to a $45,500 loss provision during the six month period ended June 30, 1996.

    Non-interest expense other than salaries and employee benefits and loss on foreclosed real estate decreased $46,000 for the six month period ended June 30, 1996 compared to the same period ended in 1995. Much of the decrease was related to lower advertising, deposit insurance, and miscellaneous expenses.

Income Taxes
- ------------

 Income taxes were $161,000 and $115,000 for the six months ended June 30, 1996 and 1995, respectively. The increase is the result of increased pre-tax earnings.

                        COMPARISON OF FINANCIAL CONDITION
                        ---------------------------------
                       DECEMBER 31, 1995 AND JUNE 30, 1996
                       -----------------------------------

Cash and Cash Equivalents
- -------------------------

The Bank's cash and cash equivalents increased to $1.5 million at June 30, 1996 from $1.1 million at December 31, 1995.

Securities Available for Sale
- -----------------------------

The Bank's securities available for sale increased to $40.2 million as of June 30, 1996 from $36.0 million at December 31, 1995. During the first quarter of 1996, the Bank purchased a Small Business Administration security for $2.3 million with a rate that adjusts monthly and is tied to the prime rate index. The Bank also purchased four adjustable rate mortgage backed securities totaling $4.9 million in the second quarter of 1996. These purchases were partially offset by $2.6 million in repayments during the six months ended June 31, 1996.

Investment Securities Held to Maturity
- --------------------------------------

During the six month period ended June 30, 1996, various government agencies exercised their options to call $16.0 million of step-up securities before the stated maturity date. The proceeds of these funds were used to reduce FHLB borrowings and to purchase mortgage backed securities.

Mortgage Backed Securities Held to Maturity
- -------------------------------------------

As of June 30, 1996 the Bank had $18.6 million of mortgage backed securities classified as held to maturity with a estimated fair value of $18.5 million compared to $2.5 million and $2.5 million, respectively, as of December 31, 1995. During the first six months of 1996 the Bank purchased $14.6 million of fixed-rate short-term mortgage-backed securities that had average life ranging from four to five years and an average yield of 6.21% that will be used for regulatory liquidity. The Bank also purchased $2.0 million of medium-term securities that had a average lives of 12 years and an average yield of 6.90% that will be used for investments. These purchases were partially offset by principal repayments of $626,000. Although the fixed-rate securities present the Bank with some interest rate risk, management believes its vulnerability to rising interest rates is within acceptable levels. However, there can be no assurances that a sharp increase in market rates of interest will not have an adverse effect on net interest income. See "Asset and Liability Management".

Loans Receivable
- ----------------

Loans receivable increased to $88.0 million at June 30, 1996 from $85.8 million as of December 31, 1995. New loan originations of $10.3 million were offset by repayments of $7.9 million, transfers of $207,000 to real estate owned and $50,000 in loan loss provisions. The allowance for loan losses increased by $50,000 during the first six months of 1996 to $439,000 or .50% of loans compared to $389,000 or .45% of loans as of December 31, 1995.

On January 1, 1995, the Bank adopted SFAS 114 ("Accounting by Creditors for Impairment of a Loan") and SFAS 118 ("Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures") as required by generally accepted accounting principles. In doing so, the Bank identified loans for which the provisions of these pronouncements apply and has established criteria to determine whether such loans are impaired. SFAS 114 provides that provisions of such Statements are not applicable to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. Accordingly, management has determined that SFAS 114 and 118 do not apply to the following groups of smaller-balance homogeneous loans:

                      CATEGORY                    INVESTMENT
                      --------                    ----------
               Mortgage:   Residential       $200,000 or less
               Mortgage:   Non-Residential   100,000 or less
               Commercial: Unsecured          50,000 or less
               Commercial: Secured           100,000 or less
               Consumer                          All loans
               Home Equity                    75,000 or less

        A loan evaluated under SFAS 114 is deemed impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant delay, which is defined as up to 90 days by the Bank, will not cause a loan to be classified as impaired. A loan is not impaired during a period of delay in payment if the Bank expects to collect all amount due, including interest accrued at the contractual interest rate for the period of delay. Thus, a demand loan or other loan with no stated maturity is not impaired if the Bank expects to collect all amounts due, including interest accrued at the contractual interest rate, during the period the loan is outstanding. All loans identified as impaired are evaluated independently. The Bank does not aggregate such loans for evaluation purposes.

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

        As of June 30, 1996, based on the above criteria, the Bank classified one residential loan, totalling $226,000, as impaired. The impairment of this loan is measured based on the fair value of the underlying collateral. Based upon such evaluations, $0 has been allocated to the allowance for loan losses for such impairment.

        The following schedule sets forth certain information regarding the Bank's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Bank's Annual Report on Form 10-K for the year ended December 31, 1995) as of June 30, 1996, and as of December 31 of each of the last five years:

                              June 30,            DECEMBER 31,
                                       -----------------------------------
                                1996   1995   1994    1993    1992    1991
                                ----   ----   ----    ----    ----    ----
                                             (In Thousands)

Non-accrual loans.............$  932 $1,146 $1,470 $ 1,748 $ 4,799 $ 7,593
Past due and accruing loans... ---      ---    ---     ---     450     316
Renegotiated loans............ 1,253  1,348  1,253     215     223     316
                               -------------------------------------------
   Total non-accrual, past due

   and renegotiated loans     $2,185  2,494  2,723   1,963   5,472   8,225
Other real estate owned.......$3,403  3,725  3,943   4,998   5,977   7,385
                              ------- ------------------------------------
   Total..................... $5,588 $6,219 $6,666 $ 6,961 $11,449 $15,610
                              ====== =====================================

        Included in the above schedule for June 30, 1996 is one non-accrual loan, totalling $226,000, which represents all loans categorized as impaired. Therefore, SFAS 114 has no impact on the comparability of data in the above credit risk table.

        At June 30, 1996, non-accrual loans totaled $932,000 a decrease of $214,000 from the year ended December 31, 1995. Of the total non-accrual loans at June 30, 1996, all are either in foreclosure, in various stages of litigation, or on a repayment schedule.

Real Estate Owned(REO)
- ----------------------

  REO decreased $322,000 to $3.4 million during the six month period ended June 30, 1996. The decrease was due to the sale of three REO properties for proceeds of $630,000 for a gain of $37,000. These sales were partially offset by the transfer to REO from loans of $207,000, and the additional cash payment for a residential loan totalling $118,000 for a second mortgage which the Bank foreclosed on. The Bank also received $7,400 in payments on an REO property and continues to actively seek the resolution of all REO properties.

Federal Home Loan Bank of New York Stock
- ----------------------------------------

The Bank purchased $102,300 of stock during the first quarter of 1996 to meet is required ownership level.

Asset Liability  Management
- ---------------------------

  The Bank prepares asset liability reports on a quarterly basis for management and Board of Directors approval. The Bank utilizes a in-house computer system to generate reports and also submits data to the OTS for calculations on interest rate risk, which at present is exempt from filing. As of March 31, 1996 the Bank's net portfolio value (NPV) was $13.7 million and the change in NPV as a percentage of present value assets when rates rise 200 basis points is -1.38% which is within the minimum regulatory requirements. The Bank seeks to reduce this ratio below -1% during the remainder of year, by increasing the maturities on FHLB borrowings which at present has the majority repriced on a daily basis. There can be no assurances, however, that the Bank will be successful in reaching such goal.

  Certain assumptions utilized by the OTS in assessing the interest rate risk of savings associations are employed in calculating NPV. These assumptions relate to interest rates, loan prepayment rates, deposit decay rates, and the market values of certain assets under the various interest rates will not change as a result of changes in interest rates although there can be no assurance that this will be the case. Even if interest rates change in the designated amounts, there can be no assurance that the Bank's assets and liabilities would perform as set forth above.

Deposits
- --------

Deposits decreased $416,000 or 0.3%, excluding the effect of $3.2 million in interest credited, during the first six months of 1996.

Stockholder's Equity
- --------------------

Stockholders equity increased $164,000 during the six month period ended June 30, 1996 to $9.8 million. The increase was due to net income of $303,000 for the six months ended June 30, 1996, and a $54,000 decrease in unrealized gains on securities available for sale, which more than offset $85,000 in preferred stock dividends declared during the first six months of 1996. There was no common stock dividends declared during the first six months of 1996.

                               REGULATORY CAPITAL
                               ------------------
                             (dollars in thousands)
                             ----------------------

                ACTUAL             REQUIRED            EXCESS
                ------             --------            ------

TANGIBLE    $8,978   5.61%      $2,399   1.50%     $6,579   4.11%
CORE         8,978   5.61        4,799   3.00       4,179   2.61
RISK-BASED   9,730  14.65        5,313   8.00       4,417   6.65


                     IMPACT OF INFLATION AND CHANGING PRICES

  The consolidated financial statements of Bancorp and notes thereto, presented elsewhere herein, have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of Bankcorp's operations. Unlike most industrial companies, nearly all the assets and liabilities of Bancorp are financial. As a result, interest rates have a greater impact of Bancorp's performance that do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------

                                     PART II
                                     -------

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

             Not applicable

Item 3.  Defaults upon Senior Securities

             Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

            At the Annual meeting of Stockholders of Bancorp held on May 7, 19965, Radics & Co, LLC was appointed as auditors for Bancorp for the 1996 fiscal year and two directors of the Bancorp were re-elected to the board for another term. Paul D. Oesterle, Jr. and Anthony J. Sansiveri were re-elected as directors of the Bancorp for a term to expire in 1999 by the following vote:

                                     For              Withheld
                           ------------------   -----------------
                            Number Percentage   Number Percentage
                              of      of          of      of
                            Votes    Shares     Votes   Shares
                            -----    ------     -----   ------

Paul D. Oesterle           78,625   78.55%      -0-       -0-
Anthony J. Sansiveri       78,625   78.55       -0-       -0-

Item 5.  Other Information

             Potential One-Time Assessment. Current regulations require the Bank to pay an insurance premium to the Federal Deposit Insurance Corporation ("FDIC") between .23% to .31% of its total deposits. In August, 1995, The FDIC announced that it will lower the insurance premium for members of the BIF, primarily commercial banks, to a range of between 0.04% and 0.31% of deposits, with the result that most commercial banks will pay the lowest rate of 0.04%. This reduction in insurance premiums for BIF members could place SAIF members, primarily savings associations, such as the Bank, at a material competitive disadvantage to BIF members and, for the reasons set forth below, could have a material adverse effect on the results of operations and financial condition of the Bank in future periods.

           The disparity in insurance premiums between those required for the Bank and BIF members could allow BIF members to attract and retain deposits at a lower effective cost than that possible for the Bank and Put competitive pressure on the Bank to raise its interest rates paid on deposits thus increasing its cost of funds and possibly reducing net interest income. The resultant competive disadvantage could result in the Bank losing deposits to BIF members who have a lower cost of funds and are therefore able to pay higher costs than those of deposits.

           Several alternatives to mitigate the effect of the BIF/SAIF insurance premium disparity have recently been proposed by the U.S. Congress, federal regulators, industry lobbyists and the Administration. One plan that has gained support of several sponsors would require all SAIF member institutions, including the Bank, to pay a one-time fee of up to 85 basis points on the amount of deposits held by the member institution to recapitalize the SAIF. If this proposal is enacted by Congress, the effect would be to immediately reduce the capital of the SAIF-member institutions by the amount of the fee, and such amount would be immediately charged to earnings, unless the institutions are permitted to amortize the expense of the fee over a period of years. Management of the Bank is unable to predict whether this proposal or any similar proposal will be enacted or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

          Recent Legislation - Recapture of Post-1987 Bad-Debt Reserves. On August 2, 1996, both the U.S. House of Representatives and the U.S. Senate passed the Small Business Job Protection Act of 1996. This bill will, if signed by the President, among other things, equalize the taxation of thrifts and banks. Previously, thrifts, had been able to deduct a portion of their bad-debt reserves set aside to cover potential loan losses ("bad-debt reserves"). Furthermore, the bill will repeal current law mandating recapture of thrifts' bad debt reserves if they convert to banks. Bad debt reserves set aside through 1987 will not be taxed, however, any reserves taken since January 1, 1988 will be taxed over a six year period beginning in 1997. Institutions can delay these taxes for two year if they meet a residential-lending test. At June 30, 1996, the Bank had $3.8 million of post 1987 bad-debt reserves . Any recapture of the Bank's bad-debt reserves may have an adverse effect on net income.

Item 6.  Exhibits and Reports on Form 8-K

             Not Applicable

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                  (Registrant)

Date: August 14, 1996              /s/Haralambos S. Kostakopoulos
                                   ------------------------------
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer

Date: August 14, 1996              /s/Brian McCourt
                                   ------------------------------
                                   Brian McCourt
                                   Vice President
                                   Treasurer