Form 10-Q
period 1996-09-30
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1996-11-14
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                    FORM 10-Q

(Mark One)
[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[  ]     TRANSITION report pursuant to section 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                             SEC File Number 0-23194

                   First Savings Bancorp of Little Falls, Inc.

             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                             22-3360945
---------------------------------------------------------------------
 (State or other jurisdiction)   (I.R.S. Employer Identification No.)

Registrant's telephone number, including area code (201)  256-2100
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
                                               Yes    X          No
                                                   -------          -------

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 100,100.

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------

                                      INDEX
                                      -----

                                                                    Page Number
                                                                    -----------

             PART I -      CONSOLIDATED FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition at September 30, 1996
                  and December 31, 1995 (unaudited)                     1

                  Consolidated Statements of Operation
                  for the Three and Nine Months Ended
                  September 30, 1995 and 1996
                  (unaudited)                                           2

                  Consolidated Statements of Cash Flows
                  of the Nine Months Ended
                  September 30, 1995 and 1996 (unaudited)               3 - 4

                  Notes to Consolidated Financial Statements            5 - 8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         9- 22

             PART II -     OTHER INFORMATION                           23-24

             SIGNATURES                                                25

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


Assets                                           December 31, 1995 September 30, 1996
------                                           ----------------- ------------------
Cash and amounts due from
  depository institutions                              $862,200          $770,500
Interest-bearing demand
  deposits in other banks                               265,375           733,329
                                                   ------------      ------------
   Total cash and cash equivalents                    1,127,575         1,503,829

Securities available for sale, net                   35,964,115        38,335,039
Investment and mortgage backed securities
  held to maturity, net; estimated fair value of
  $18,952,000(1995) and $2,996,000(1996)             19,000,000         3,000,000
Mortgage-backed securities  held to maturity,
  net; estimated fair value of
  $2,538,000(1995) and $17,500,000(1996)              2,545,101        17,658,819
Loans receivable, net of allowance for loan
  losses of $388,633(1995) $463,633 (1996)           85,836,007        88,945,874
Premises and equipment, net                           2,904,934         2,912,322
Real estate owned, net                                3,724,958         3,466,252
Federal Home Loan Bank
  of New York stock, at cost                            823,300           925,600
Interest and dividends receivable, net                1,427,868         1,187,191
Other assets                                          1,281,111         1,205,332
                                                   ------------      ------------

   Total assets                                    $154,634,969      $159,140,258
                                                   ============      ============

Liabilities and stockholder's equity
------------------------------------
Liabilities
Deposits                                           $131,636,083      $139,004,898
Federal Home Loan Bank of New York Advances          12,600,000         9,200,000
Advance payments by borrowers for
  taxes and insurance                                   563,262           660,568
Other liabilities                                       238,715           936,377
                                                   ------------      ------------
   Total liabilities                                145,038,060       149,801,843
                                                   ------------      ------------

Stockholders' Equity
Convertible Preferred Stock (par value $.01 per
  share) authorized 1,000,000 shares: issued and
  outstanding 34,000 shares                                 340               340
Common Stock (par value $1.00 per share)
  authorized 5,000,000 shares: issued and
  outstanding 100,100 shares                            100,100           100,100
Additional paid-in capital                            4,010,037         4,010,037
Retained earnings-substantially restricted            5,352,463         5,136,759
Unrealized gain on securities availalable for sale      133,969            91,179
                                                   ------------      ------------
   Total stockholders' equity                         9,596,909         9,338,415
                                                   ------------      ------------

   Total liabilities and stockholders equity       $154,634,969      $159,140,258
                                                   ============      ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        ------------------                    -----------------
                                                           SEPTEMBER 30                           SEPTEMBER 30
                                                     1 9 9 5           1 9 9 6              1 9 9 5           1 9 9 6
                                                     -------           -------              -------           -------
Interest income
  Loans                                              $1,618,435        $1,916,580        $4,839,211        $5,646,612
  Mortgage-backed securities                            220,198           859,822           877,852         2,405,087
  Investments and other                                 757,843            72,888         1,751,381           438,514
                                                      ---------         ---------         ---------         ---------
     Total interest income                            2,596,476         2,849,290         7,468,444         8,490,213
                                                      ---------         ---------         ---------         ---------

Interest expense
  Deposits                                            1,603,632         1,632,289         4,511,067         4,815,377
  Borrowed Money                                         57,781           178,551            57,781           528,654
                                                      ---------         ---------         ---------         ---------
     Total Interest expense                           1,661,413         1,810,840         4,568,848         5,344,031
                                                      ---------         ---------         ---------         ---------

Net interest income                                     935,063         1,038,450         2,899,596         3,146,182

  (Recovery of) provision for loan losses               (40,694)           25,000           (40,694)           75,000
                                                      ---------         ---------         ---------         ---------
Net interest income after (recovery of)
  provision of loan losses                              975,757         1,013,450         2,490,290         3,071,182
                                                      ---------         ---------         ---------         ---------
Non-interest income
  Service charges                                        28,244            23,368            72,464            69,704
  Miscellaneous                                          16,077            19,887            52,126            54,533
                                                      ---------         ---------         ---------         ---------
     Total non-interest income                           44,321            43,255           124,590           124,237
                                                      ---------         ---------         ---------         ---------
Non-interest expense
  Salaries and employee benefits                        339,343           335,301         1,097,393         1,036,742
  Net occupancy expense                                  62,209            60,843           178,261           194,673
  Equipment                                              96,090            86,967           281,193           259,722
  Loss  on foreclosed real estate                        59,409            32,230            57,109            90,338
  Federal insurance premium                              75,225           924,460           233,599         1,074,198
  Advertising and promotion                               6,946            15,491            73,974            53,593
  Legal fees                                             23,739            23,409            88,663           112,954
  Miscellaneous                                         162,431           179,218           532,735           510,402
                                                      ---------         ---------         ---------         ---------

     Total non-interest expenses                        825,392         1,657,919         2,542,927         3,332,622
                                                      ---------         ---------         ---------         ---------

Income(loss) before income taxes(benefit)               194,686          (601,214)          521,953          (137,203)

Income taxes(benefit)                                    68,198          (209,770)          182,902           (49,000)
                                                      ---------         ---------         ---------         ---------

Net income(loss)                                        126,488          (391,444)          339,051           (88,203)

Preferred stock dividends                                42,500            42,500           127,500           127,500
                                                      ---------         ---------         ---------         ---------

Net income(loss) applicable to common share             $83,988         ($433,944)         $211,551         ($215,703)
                                                     ==========        ==========        ==========        ==========

Net income(loss) per common share and common
  stock equivalents                                       $0.29            ($0.89)            $0.77            ($0.20)

Weighted average number of common
  shares and common stock
  equivalents outstanding                               440,100           440,100           440,100           440,100

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                             1995                   1996
                                                                                            -----                  -----

Cash flows from operating activities:
  Net income(loss)                                                                       $339,051               ($88,203)
  Adjustments to reconcile net income(loss) to
   net cash  provided by operating activities:
    Depreciation                                                                          241,579                212,918
    Amortization (accretion) of premiums, discounts and fees, net                          25,778                221,170
   ( Recovery of)provision for losses on loans                                            (45,934)                75,000
    Provision for Real Estate Owned losses                                                   ----                 45,500
    Net gain on sales of real estate owned                                                (14,640)               (37,287)
  (Increase)decrease in  interest and dividends receivable, net                          (316,185)               240,677
 (Decrease) increase in other assets                                                      (42,142)                64,864
    Decrease (increase) in accrued interest payable                                        81,750                (90,795)
  (Increase)decrease in other liabilities                                                 (71,562)               790,210
    Amortization of branch premium                                                         25,017                 27,777
                                                                                       ----------              ---------
Net cash  provided by  operating activities                                               222,712              1,461,831
                                                                                       ----------              ---------

Cash flows from investing activities:
    Purchase of  securities available for sale                                               ----             (7,128,915)
    Purchase of investment securities held fo maturity                                (17,954,449)                  ----
    Proceeds from maturities of term deposits                                          17,250,000                   ----
    Term deposits purchased                                                           (14,750,000)                  ----
    Proceeds from Investment securities held to maturity matured or called                   ----             16,000,000
    Mortgage-backed securities held to maturity purchased                              (2,120,632)           (16,640,944)
    Investment securities held to maturity repayments                                     203,677                   ----
   Securities available for sale repayments                                                  ----              4,444,566
    Mortgage-backed securities held to maturity repayments                              2,035,077              1,520,071
    Net  increase in loans receivable                                                  (1,335,976)            (3,594,973)
    Additions to premises and equipment                                                  (340,876)              (220,306)
    Additions to real estate owned                                                        (96,850)              (145,822)
    Payments received on real estate owned                                                  9,500                 10,400
    Proceeds from sales of real estate owned                                              701,247                835,780
    Purchase of Federal Home Loan Bank of NY stock                                       (151,300)              (102,300)
                                                                                       ----------              ---------
Net cash used in  investment activities                                               (16,550,582)            (5,022,443)
                                                                                       ----------              ---------

Cash flows from financing activities:
   Net  increase in deposits                                                            6,606,941              7,459,610
   Increase (decrease) in Federal Home Loan Bank Advances                               7,100,000             (3,400,000)
   Increase in advance payments by
       borrowers for taxes and insurance                                                   16,594                 97,306
   Preferred stock dividends paid                                                        (170,000)              (170,000)
   Common stock dividends paid                                                            (50,050)               (50,050)
                                                                                       ----------              ---------
Net cash provided by  financing activities                                             13,503,485              3,936,866
                                                                                       ----------              ---------

Net (increase)decrease in cash and cash equivalents                                    (2,824,385)               376,254
Cash and cash equivalents -- beginning                                                  3,559,346              1,127,575
                                                                                       ----------              ---------

Cash and cash equivalents -- ending                                                      $734,961             $1,503,829
                                                                                       ==========             ==========

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                        Nine Months Ended September 30,
                                                                                        -------------------------------
                                                                                             1995                   1996
                                                                                            -----                  -----

Supplemental disclosures of cash flows information:
---------------------------------------------------
    Cash paid  during the period for:
    ---------------------------------
      Interest                                                                         $4,429,317             $5,177,310
                                                                                       ==========             ==========

      Income taxes                                                                        $75,599                     $0
                                                                                       ==========             ==========

Supplemental disclosure of noncash activities:
----------------------------------------------
   Increase in unrealized loss on  securities available for sale(1995), decrease in
      unrealized gain on securities(1996), net of deferred income taxes                   $12,944                $42,790
                                                                                       ==========             ==========



    Loans transferred to real estate owned                                               $229,216               $449,865
                                                                                       ==========             ==========

Payment of stock dividend, declared in prior periods                                      $92,500                $92,500
                                                                                       ==========             ==========


See notes to unaudited consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.  BASIS OF PRESENTATION
-------------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. Reference is made to First Savings Bancorp of Little Falls, Inc. (Bancorp) and Subsidiary's annual report to stockholders for information regarding the audited consolidated financial statements for year ended December 31, 1995. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year or any other period. Bancorp's primary activity is holding the stock of the Bank, therefore the business and operations of the Bank are essentially those of Bancorp on a consolidated basis.

2. NET INCOME PER COMMON SHARE AND COMMON STOCK EQUIVALENTS
-----------------------------------------------------------

Net income per common share and common stock equivalents is based on net income and the average number of common shares and common stock equivalents outstanding during the period. The calculation assumes the exercise of all convertible preferred stock, which is considered a common stock equivalent.

3. CHANGE IN ACCOUNTING POLICY
------------------------------

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

4.  IMPACT OF NEW ACCOUNTING STANDARDS
--------------------------------------

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

In September 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights". SFAS No. 122 amends FASB Statement No. 65, "Accounting for Certain Mortgage Banking Activities", to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those servicing rights were acquired, should such loans be sold or securitized and the related mortgage servicing rights retained. The servicing rights are to be recorded based upon an allocation of the total investment in related loans to the relative fair values of the loans and the separated servicing rights retained, providing it is practical to estimate those fair values. SFAS No. 122 is effective prospectively in fiscal years beginning after December 15, 1995. Retroactive capitalization of mortgage servicing rights retained in transactions in which a mortgage banking enterprise originates mortgage loans and sells or securitizes those loans before the adoption of this statement is prohibited. SFAS 122 was implemented effective January 1, 1996. Such implementation did not have a material adverse effect on the Bancorp's consolidated financial condition or results of operations.

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

5.   ALLOWANCE FOR LOAN LOSSES
------------------------------

An analysis of the allowance for loan losses is as follows:

                      Year ended December 31,  Nine months ended September 30,
                      -----------------------  -------------------------------
                                 1995                 1995        1996
                                 ----                 ----        ----

Balance - beginning          $ 377,315             $ 377,315   $ 388,633
Provision charged               80,228                 ---        75,000
Loans charged off              (70,605)                ---          ---
Recoveries                       1,695                58,535        ---
                             ---------             ---------   ---------
Balance - ending             $ 388,633             $ 318,750   $ 463,633
                             =========             =========   =========

Impaired loans and related amounts recorded in the allowance for loan losses are summarized as follows (in thousands):

                                      December 31,     Sept. 30,
                                      ------------   --------------
                                         1995        1995      1996
                                         ----        ----      ----

Recorded investment in impaired loans:

   With recorded allowances              $---        $---      ----
   Without recorded allowances            281         511       468
                                         ----        ----      ----
      Total impaired loans                281         511       468
   Related allowance for loan losses     ----        ----      ----

      Net impaired loans                 $281        $511      $468
                                         ====        ====      ====

For the year ended December 31, 1995, and the nine months ended September 30, 1995 and 1996, the average recorded investment in impaired loans totaled $355,000, $511,000 and $309,000, respectively, while interest income recognized on such loans during the time each was impaired totaled $7,000, $2,000 and $7,500, respectively, all of which was recorded on the cash basis.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------
            FIRST SAVINGS BANCORP OF LITTLE FALLS INC. AND SUBSIDIARY
            ---------------------------------------------------------

LIQUIDITY
---------

   The Bank is required to maintain minimum levels of liquid assets as defined by the Office of Thrift Supervision (OTS) regulations. This requirement is currently 5% and is based upon a percentage of deposits and short term borrowings. The Bank's liquidity was $17.3 million or 11.8% as of September 30, 1996, which was available for investment, mortgage originations, or deposit outflows. The Bank also has an $17.6 million line of credit with the Federal Home Loan Bank of New York (FHLB) of which $5.2 million had been used as of September 30, 1996.

   The Bank's liquidity portfolio as of September 30, 1996 consisted of $771,000 of cash on hand and amounts due from depository institutions, $773,000 of interest earning deposits at FHLB, and $15.8 million of investments and mortgage backed securities maturing in less than five years.

   The Bank utilized the FHLB for borrowings during the first three quarters of 1996 to fund investment purchases and loan originations. The types of borrowings the Bank utilized were a line of credit which matures daily and several one month non-prepayable advances. As of September 30, 1996 the Bank had an outstanding one month advance of $4.0 million with a rate of 5.50% which matures in October 1996, at that time the Bank will have the option to rollover the borrowings or change the term. The Bank expects to continue the use of borrowed funds during the remaining fiscal year ended December 31, 1996 to supplement liquidity and investing needs.

   The Bank experienced a net increase in deposits before interest credited during the first nine months of 1996 totaling $2.6 million.

   The Bank is presently active in the mortgage loan origination market and is currently offering competitive residential loan rates. The Bank closed $2.0 million, $8.3 million, and $4.5 million of loans for the three month periods ended March 1996, June 1996, and September 1996 respectively. The Bank had no outstanding loan commitments as of September 30, 1996. The Bank expects the volume of loan originations to be low for the fourth quarter and should start to increase more during the second quarter of 1997. The Bank anticipates that it will have sufficient funds available to fund loan commitments and investment purchases.

                              RESULTS OF OPERATIONS
                              ---------------------
                 Three Months ended September 30, 1995 and 1996
                 ----------------------------------------------

Net Income
----------

Net loss for the three month period ended September 30, 1996 was $391,000 compared to a net income of $126,000 for the three month period ended September 30, 1995. The primary reasons for the decrease in earnings were a provision for loan losses of $25,000 during the three month period ended September 30, 1996 compared to a $41,000 recovery during the three month period ended September 30, 1995, and an increase in non-interest expenses of $833,000, which were partially offset by a increase of $103,000 for net interest income and a $210,000 income tax benefit during the three month period ended September 30, 1996 compared to a $68,000 expense for the same period last year.

Interest Income
---------------

Interest income increased $253,000 from $2.6 million for the three month period ended September 30, 1995 to $2.8 million for the three month period ended September 30, 1996. The primary reason for the increase was that the average balances of the securities and loan portfolio increased $30.9 million due to asset growth from purchases of whole loans and securities. The majority of the asset growth came from $9.8 million of whole loans purchased from the Resolution Trust Corporation(RTC) during the fourth quarter of 1995 and Small Business Loan securities that were purchased during the last half of fiscal year 1995. The increase in return on loans and securities also contribute to the increase in interest income. The average return on loans and securities increased from 7.62% during the three month period ended September 30, 1995 to 7.72% during the three month period ended September 30, 1996.

Interest Expense
----------------

Interest expense increased $149,000 from $1.7 million for the three month period ended September 30, 1995 to $1.8 million for the three month period ended September 30, 1996. The primary reason for the increase was that the average balances of deposits and borrowings were $17.0 million higher during the three month period ended September 30, 1996 compared to the same period last year. The Bank maintained an average balance of FHLB borrowings totalling $12.9 million during the three month period ended September 30, 1996 compared to $1.3 million of borrowings for the same period last year. The lower cost of funds partially offset the increased interest expense. The cost of funds decreased from 4.90% during the three month period ended September 30, 1995 to 4.80% during the current period.

Net Interest Income
-------------------

The Bank's net interest income increased $103,000 to $1.0 million for the three month period ended September 30, 1996 compared to $935,000 for the same period in 1995. The increase was due to a higher level of net interest earning assets during the three month period ended September 30, 1996 compared to the same period last year. The higher level of net interest earning assets resulted from the purchase of whole loans and investment securities that were funded by deposit growth and short term FHLB borrowings. The increase was also helped by the increase in the net interest margin which increased from 2.72% for the three month period ended September 30, 1995, to 2.92% for the three month period ended September 30, 1996.

Provision for Loan Losses
-------------------------

The Bank had a $25,000 provision for loan losses during the three month period ended September 30, 1996 compared to a negative provision for loan losses of $41,000 during the three month period ended September 30, 1995. Based on the factors set forth below, the Bank chose to increase its general loan loss provision during the three month period ended September 30, 1996 and this provision was not identified by any one asset. The provisions were increased because the loan portfolio has increased through originations and purchases of loans. The negative provision for loans losses during the three month period ended September 30, 1995 was taken because a review of total loans and non-performing assets resulted in management concluding that the Bank had more than adequate level of reserves at that time. See "Comparison of Financial Condition--Loans Receivable" for analysis of allowance for loan loss levels.

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

Non-Interest Income
-------------------

Non-interest income remained relatively unchanged at $43,000 for the three month period ended September 30, 1996 compared to $44,000 for the same period last year because the Bank maintained its fee schedule from the previous year.

Non-Interest Expense
--------------------

Non-interest expenses increased $833,000 to $1.7 million for the three months ended September 30, 1996 from $825,000 for the same prior year period.

Salaries and employee benefits decreased $4,000 to $335,000 for the three month period ended September 30, 1996 as compared to $339,000 the same period last year. The decrease was mostly due to the reduced medical benefits expense.

Loss on foreclosed real estate decreased $27,000 during the three month period ended September 30, 1996 compare to the same period in 1995. The change was primarily due to an $41,000 loss on sale of real estate owned during the three month period ended September 30, 1995 compared to no losses during the current period.

Federal insurance premium increased $849,000 from $75,000 for the three month period ended September 30, 1995 to $924,000 for the three month period ended September 30, 1996. On September 30, 1996 the President of the United States signed a regulatory relief package which recapitalized the SAIF. All SAIF members, including the Bank, were required to be charged a one time assessment to recapitalized the fund. The assessment was calculated at 65.7 basis points of the total savings deposit base as of March 31, 1995. The Bank recorded a one time expense of $845,000 and the normal expense of $79,000 for the three month period ended September 30, 1996. Because of the one-time assessment, the Bank should pay lower premiums during 1997 and there after. Based on deposits as of September 30, 1996, the Bank expects a expense reduction of $230,000 on a annual basis.

During the three months ended September 30, 1996 non-interest expenses other than salaries and employee benefits, loss on foreclosed real estate and federal insurance premium increased $15,000 or 4.3% to $367,000 from $352,000 in the prior year quarter. Much of the increase was related to the increase in advertising.

Income Taxes
------------

  Income taxes were $68,000 or 35.0% of income before income taxes for the three months ended September 30, 1995, compare to a $210,000 or 34.9% of loss before income tax benefit for the three month period ended September 30, 1996.

                              RESULTS OF OPERATIONS
                              ---------------------
                  Nine Months Ended September 30, 1995 and 1996
                  ---------------------------------------------

Net Income
----------

   Net loss for the nine month period ended September 30, 1996 was $88,000 compared to a net income of $339,000 for the nine month period ended September 30, 1995. The primary reasons for the decrease in earnings were a provision for loan losses of $75,000 during the nine month period ended September 30, 1996 compared to a $41,000 recovery during the nine month period ended September 30, 1995, and an increase in non-interest expenses of $790,000, which were partially offset by a increase of $247,000 for net interest income and a $183,000 income tax expense during the nine month period ended September 30, 1995 compared a $49,000 income tax benefit during the current period.

Interest Income
---------------

  Interest income increased $1.0 million from $7.5 million for the nine month period ended September 30, 1995 to $8.5 million for the nine month period ended September 30, 1996. The primary reasons for the increase were an increase in the average balance of earning assets and an increase in the average return on these assets. The average balance of the Bank's loan and investment portfolio increased $30.0 million for the nine month period ended September 30, 1996 compared to the same period in 1995. The average return on loans and investments increased from 7.55% during the nine month period ended September 30, 1995 to 7.79% during the nine month period ended September 30, 1996.

Interest Expense
----------------

 Interest expense increased $775,000 from $4.6 million for the nine month period ended September 30, 1995 to $5.3 million for the nine month period ended September 30, 1996. The increase was due to average balance of deposits and borrowed funds being approximately $25.0 million higher during the nine month period ended September 30, 1996 compared to the same period in 1995. The average cost of funds increased from 4.73% during the nine month period ended September 30, 1995 to 4.85% for the nine month period ended September 30, 1996 due to general increases in market rates of interest and the greater use of generally higher costing advances.

Net Interest Income
-------------------

   Net interest income increased $247,000 for the nine month period ended September 30, 1996 compared to the same period in 1995. The increase was due to a higher level of net earning assets during the nine month period ended September 30, 1996 and also the higher net spread compared to the same period in 1995. The Bank's average yield on interest-earning assets, cost of funds, and net interest spread during the periods indicated was as follows:

AVERAGE For Nine Months              September 30, 1995  September 30, 1996
----------------------------------- -------------------- -------------------
YIELD ON INTEREST EARNING ASSETS          7.55%                7.79%

COST OF FUNDS                             4.73%                4.85%
                                    -------------------- -------------------
NET INTEREST SPREAD                       2.82%                2.94%
                                    ==================== ===================


Provision for Loan Losses
-------------------------

 The Bank had a $75,000 provision for loan losses during the nine month period ended September 30, 1996 compared to a negative provision for loan losses of $41,000 during the nine month period ended September 30, 1995. Based on the factors set forth below, the Bank chose to increase its general loan loss provision during the nine month period ended September 30, 1996 and this provision was not identified by any one asset. The negative provision for loans losses during the nine month period ended September 30, 1995 was taken because a review of total loans and non-performing assets resulted in management concluding that the Bank had more than adequate level of reserves at that time. See "Comparison of Financial Condition--Loans Receivable" for analysis of allowance for loan loss levels. See also "--Three Months Ended September 30, 1995 and 1996--Provision for Loan Losses.

Non-Interest Income
-------------------

  Non-interest income remained unchanged at $124,000 for the nine month periods ended September 30, 1996 and September 30, 1995. The Bank's basic fee schedule and collections have remained the same from year to year.

Non-Interest Expense
--------------------

  Non-interest expenses increased by $790,000 during the nine months ended September 30, 1996. Salaries and employee benefits decreased $61,000 for the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995. The decrease was mostly due to the reduction of some staff through normal attrition and reduced medical benefits expense.

 Loss on foreclosed real estate increased $33,000 during the nine month period ended September 30, 199 compared to a the same period in 1995. The change was primarily due to $15,000 gain on sale of real estate owned properties in 1995, compared to a $37,000 gain in the current year period, a $25,000 decrease in operating expenses, and a $7,000 recovery recorded on REO properties in 1995 compared to a $46,000 loss provision during the nine month period ended September 30, 1996.

Federal insurance premium increased $841,000 from $234,000 for the nine month period ended September 30, 1995 to $1.1 million for the nine month period ended September 30, 1996. On September 30, 1996 the President of the United States signed a regulatory relief package which recapitalized the SAIF. All SAIF members, including the Bank, were required to be charged a one time assessment to recapitalized the fund. The assessment was calculated at 65.7 basis points of the total savings deposit base as of March 31, 1995. The Bank recorded a one time expense of $845,000 and the normal expense of $229,000 for the nine month period ended September 30, 1996. Because of the one-time assessment the Bank should pay lower premiums 1997 and there after. Based on deposits as of September 30, 1996 the Bank expects a expense reduction of $230,000 on a annual basis.

Non-interest expense other than salaries and employee benefits, federal insurance premium, and loss on foreclosed real estate decreased $23,000 for the nine month period ended September 30, 1996 compared to the same period ended in 1995. Much of the decrease was related to lower advertising, equipment and miscellaneous expenses.

Income Taxes
------------

 Income tax benefit was $49,000 or 35.7% of loss before income tax benefit for the nine month period ended September 30, 1996 compared to $183,000 or 35.0% of income before income taxes for the nine month period ended September 30, 1995.

                        COMPARISON OF FINANCIAL CONDITION
                        ---------------------------------
                    DECEMBER 31, 1995 AND SEPTEMBER 30, 1996
                    ----------------------------------------

Cash and Cash Equivalents
-------------------------

The Bank's cash and cash equivalents increased to $1.5 million at September 30, 1996 from $1.1 million at December 31, 1995.

Securities Available for Sale
-----------------------------

The Bank's securities available for sale increased to $38.3 million as of September 30, 1996 from $36.0 million at December 31, 1995. During the first quarter of 1996, the Bank purchased a Small Business Administration security for $2.3 million with a rate that adjusts monthly and is tied to the prime rate index. The Bank also purchased four adjustable rate mortgage backed securities totaling $4.9 million in the second quarter of 1996. These purchases were partially offset by $4.4 million in repayments during the nine month period ended September 30, 1996.

Investment Securities Held to Maturity
--------------------------------------

During the nine month period ended September 30, 1996, various government agencies exercised their options to call $16.0 million of step-up securities before the stated maturity date. The proceeds of these funds were used to reduce FHLB borrowings and to purchase mortgage backed securities during the first six months of 1996.

Mortgage Backed Securities Held to Maturity
-------------------------------------------

As of September 30, 1996 the Bank had $17.7 million of mortgage backed securities classified as held to maturity with a estimated fair value of $17.5 million compared to $2.5 million and $2.5 million, respectively, as of December 31, 1995. During the first six months of 1996 the Bank purchased $14.6 million of fixed-rate short-term mortgage-backed securities that had average life ranging from four to five years and an average yield of 6.21% that will be used for regulatory liquidity. The Bank also purchased $2.0 million of medium-term securities that had a average lives of 12 years and an average yield of 6.90% that will be used for investments. These purchases were partially offset by principal repayments of $1.5 million. Although the fixed-rate securities present the Bank with some interest rate risk, management believes its vulnerability to rising interest rates is within acceptable levels. However, there can be no assurances that a sharp increase in market rates of interest will not have an adverse effect on net interest income. See "Asset and Liability Management".

Loans Receivable
----------------

Loans receivable increased to $88.9 million at September 30, 1996 from $85.8 million as of December 31, 1995. New loan originations of $14.8 million were offset by repayments of $11.2 million, transfers of $450,000 to real estate owned and $75,000 in loan loss provisions. The allowance for loan losses increased by $75,000 during the first nine months of 1996 to $463,000 or .52% of loans compared to $389,000 or .45% of loans as of December 31, 1995.

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

         As of September 30, 1996, based on the above criteria, the Bank classified one residential loan and one non-residential loan, totalling $468,000 in the aggregate, as impaired. The impairment of these loans is measured based on the fair value of the underlying collateral. Based upon such evaluations, $0 has been allocated to the allowance for loan losses for such impairment.

         The following schedule sets forth certain information regarding the Bank's non-accrual, past due and renegotiated loans and other real estate owned (as such terms are defined in the Bank's Annual Report on Form 10-K for the year ended December 31, 1995) as of September 30, 1996, and as of December 31 of each of the last five years:

                                                                DECEMBER 31,
                                September 30,  ---------------------------------------------
                                    1996         1995     1994      1993      1992      1991
                                   -----         ----     ----      ----      ----      ----
                                                           (In Thousands)
Non-accrual loans.............    $  895       $1,146   $1,470   $ 1,748   $ 4,799   $ 7,593
Past due and accruing loans...       ---          ---      ---       ---       450       316
Renegotiated loans............     1,253        1,343    1,253       215       223       316
                                   -----       ------   ------   -------   -------   -------
   Total non-accrual, past due
   and renegotiated loans         $2,148        2,494    2,723     1,963     5,472     8,225
Other real estate owned.......    $3,466        3,725    3,943     4,998     5,977     7,385
                                  ------       ------   ------   -------   -------   -------
   Total.....................     $5,614       $6,219   $6,666   $ 6,961   $11,449   $15,610
                                  ======       ======   ======   =======   =======   =======

         Included in the above schedule for September 30, 1996 are two non-accrual loans, totalling $468,000, which represents all loans categorized as impaired. Therefore, SFAS 114 has no impact on the comparability of data in the above credit risk table.

         At September 30, 1996, non-accrual loans totaled $895,000 a decrease of $251,000 from the year ended December 31, 1995. Of the total non-accrual loans at September 30, 1996, all are either in foreclosure, in various stages of litigation, or on a repayment schedule.

Real Estate Owned(REO)
----------------------

  REO decreased $259,000 to $3.5 million during the nine month period ended September 30, 1996. The decrease was due to the sale of four REO properties for proceeds of $836,000 for a gain of $37,000. These sales were partially offset by the transfer to REO from loans of $450,000, and the additional cash payment for two residential properties totalling $146,000 to primary lienholders related to second mortgages on which the Bank foreclosed. The Bank also received $10,400 in payments on an REO property and continues to actively seek the resolution of all REO properties.

                                     KEY NON-PERFORMING
                                     ------------------
                         September 30, 1996     December 31, 1995
                         ------------------     -----------------

Allowance for Loan             8.26%                 7.54%
Losses to Non-performing
Loans

Non-performing Loans to        6.31%                 6.00%
Total Loans

Non-performing Assets to       3.53%                 3.91%
Total Assets


Federal Home Loan Bank of New York Stock
----------------------------------------

The Bank purchased $102,300 of stock during the first quarter of 1996 to meet is required ownership level.

Asset Liability  Management
---------------  ----------

  The Bank prepares asset liability reports on a quarterly basis for management and Board of Directors approval. The Bank utilizes a in-house computer system to generate reports and also submits data to the OTS for calculations on interest rate risk. As of June 30, 1996(the most recently available information) the Bank's net portfolio value (NPV) was $13.2 million and the change in NPV as a percentage of present value assets when rates rise 200 basis points was -1.25% which is within the minimum regulatory requirements. The Bank seeks to reduce this ratio below -1% during the remainder of year, by increasing the maturities on FHLB borrowings which at present has the majority repriced on a daily basis. There can be no assurances, however, that the Bank will be successful in reaching such goal.

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

Deposits
--------

Deposits increased $2.6 million or 1.94%, excluding the effect of $4.8 million in interest credited, during the first nine months of 1996.

Other Liabilities
-----------------

Other liabilities increased $698,000 during the nine month period ended September 30, 1996. Accounts payable as of September 30, 1996 included $845,000 for the special assessment to recapitalized the SAIF. The special assessment is expected to be paid by November 30, 1996.

Stockholder's Equity
--------------------

Stockholders equity decreased $258,000 during the nine month period ended September 30, 1996 to $9.3 million. The decrease was due to net loss of $88,000 for the nine months ended September 30, 1996, and a $43,000 decrease in unrealized gains on securities available for sale, and $127,500 in preferred stock dividends declared during the first nine months of 1996. There were no common stock dividends declared during the first nine months of 1996.

                               REGULATORY CAPITAL
                               ------------------
                             (dollars in thousands)
                             ----------------------

                 ACTUAL             REQUIRED            EXCESS
                 ------             --------            ------

TANGIBLE    $8,549   5.41%      $2,369   1.50%     $6,180   3.91%
CORE         8,549   5.41        4,738   3.00       3,811   2.41
RISK-BASED   9,276  13.91        5,333   8.00       3,943   5.91


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

         Not applicable

Item 3.  Defaults upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

              Recapture of Post-1987 Bad-Debt  Reserves.  Prior to the enactment of the Small Business Jobs Protection Act, which was signed into law on August 21, 1996, certain thrift institutions such as the Bank were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. The Small Business Job Protection Act repealed the Code Section 593 reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilized the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

             The amount of the applicable excess reserves will be taken into account ratably over a six taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below.

             A small bank, like the Bank, the amount of the institution's applicable excess reserves generally is the excess of (I) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on non-qualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the Bank's reserves would have been at the close of its last tax year beginning before January 1, 1996, had the Bank always used the experience method. At September 30, 1996, the Bank had $3.5 million of pre 1988 bad-debt reserves. Since the percentage of taxable income method for tax bad debt deduction and corresponding increase in the tax bad debt reserve in excess of the base year have been recorded as temporary differences pursuant to SFAS 109, this change in the tax law is not expected to have a material effect on the Company's or the Bank's financial statements.

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

                        FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                        ------------------------------------------
                                   (Registrant)

Date: November 14, 1996            /s/Haralambos S. Kostakopoulos
                                   ------------------------------
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer

Date: November 14, 1996            /s/Brian McCourt
                                   ----------------
                                   Brian McCourt
                                   Vice President
                                   Treasurer


--------------------------------------------------------------------------------