Form 10-K405
period 1996-12-31
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1997-03-31
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
| X |       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended        December 31, 1996
                          ---------------------------------

                                     - or -

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
|   |       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ______________________ to ______________________

SEC COMMISSION NO. 0-23194

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

                  New Jersey                                  22-1284835
-----------------------------------------------        -------------------------
       (State or other jurisdiction of                       (I.R.S. Employer
      of incorporation or organization)                    Identification No.)

  7 Center Avenue, Little Falls, New Jersey                      07424
-----------------------------------------------        ------------------------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:              (201) 256-2100
                                                               -----------------
Securities registered pursuant to Section 12(b) of the Act:           None
                                                               -----------------
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes    X             No
                                                   -------

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates of the Registrant - Not Applicable. The Registrant's voting stock is not regulatory and actively traded in any established market.

      As of March 15, 1997, the Registrant had outstanding 440,100 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996. (Parts II and IV)
2. Portion of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III).

                                    PART I

Item 1.  Business
-----------------

      Business of the Corporation. First Savings Bancorp of Little Falls, Inc. (the "Corporation") is a savings and loan holding company headquartered in Little Falls, New Jersey and was incorporated in March 1993 under the laws of New Jersey. The Corporation has one subsidiary, First Bank of Little Falls, FSB (the "Bank"), a federally chartered stock savings bank. See "--Business of the Bank." The Corporation owns 100% of the outstanding stock of the Bank.

      Business of the Bank. The Bank is a federally chartered stock savings bank headquartered in Little Falls, New Jersey. The Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS") and its deposits have been federally insured by the Savings Association Insurance Fund ("SAIF") and its predecessor, the Federal Savings and Loan Insurance Corporation since 1934. The Bank is a member of and owns capital stock in the FHLB of New York, which is one of the 12 regional banks in the FHLB system. The Bank has investments in two service corporations. See "-- Subsidiary Activities.

      Competition. The Bank is one of the many financial institutions serving its market area consisting of the New Jersey counties of Passaic, Bergen and Essex. Deposit and loan competition varies depending upon market conditions and comes from other insured financial institutions, such as commercial banks, thrift institutions and credit unions.

Lending Activities

      The principal lending activity of the Bank is the origination of mortgage loans secured by one-to- four-family residences and to a lesser extent, multi-family commercial real estate mortgage loans, construction loans, consumer loans and commercial loans.

      Analysis of Loan Portfolio. Set forth below is selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                             At December 31,
                                --------------------------------------------
                                       1996                   1995
                                ---------------------  ---------------------
                                    $           %          $           %
                                --------      -------  ---------   ---------
Type of Loan                              (Dollars in Thousands)
Real estate loans:
  1-4 family.................   $ 78,838       83.22 % $ 70,157       81.73 %
  Other dwellings............      3,311        3.49      5,291        6.16
  Non-residential............      6,817        7.20      5,525        6.44
                                --------      ------   --------     -------
    Total real estate........     88,966       93.91     80,973       94.33
                                --------      ------   --------     -------
Commercial loans.............      3,954        4.18      3,576        4.17
                                --------      ------   --------     -------
Consumer loans:
  Savings account loans.... .        814         .86        811         .94
  Home improvement loans ....      1,091        1.15        870        1.01
  Student loans..............        116         .12        125         .15
  Other loans................        527         .56        146         .17
                                --------     -------   --------     -------
     Total consumer..........      2,548        2.69      1,952        2.27
                                --------     -------   --------     -------
                                  95,468      100.78     86,501      100.77
                                --------     -------   --------     -------
Less:
  Loans in process...........         --          --           --        --
  Deferred loan origination fees
   and discounts.............      (211)       (.23)      (276)       (.32)

  Allowance for loan losses..      (524)       (.55)      (389)       (.45)
                                --------     -------  --------     -------
                                   (735)       (.78)      (665)       (.77)
                                --------     -------  --------     -------
    Total loans, net.........   $ 94,733     100.00 % $  85,836     100.00 %
                                ========     ======   =========    =======

      Loan Maturity Tables. The following table sets forth the contractual maturity of the Bank's loan portfolio at December 31, 1996.


                                                    Due after
                                  Due within        1 through        Due after
                                    1 year           5 years          5 years        Total
                                    ------           -------          -------        ------
                                                         (In Thousands)
1-4 family and other dwellings     $   837          $ 2,003         $ 79,309       $ 82,149
Commercial real estate........       1,551            4,715              551          6,817
Consumer and commercial.......         675            2,698            3,129          6,502
                                    ------           ------          -------        -------
                                   $ 3,063          $ 9,416         $ 82,989       $ 95,468
                                    ======           ======          =======        =======


      The following table sets forth the dollar amount of all loans due after December 31, 1997, which have predetermined interest rates and which have floating or adjustable interest rates.

                                               Floating or
                               Fixed Rates    Adjustable Rates     Total
                               -----------    ----------------     -----
                                             (In Thousands)

1-4 family and other dwellings  $ 43,935           $37,377       $ 81,312
Commercial real estate......       2,255             3,011          5,266
Consumer and commercial.....       1,091             4,736          5,827
                                 -------           -------        -------
    Total...................    $ 47,281          $ 45,124       $ 92,405
                                 =======           =======        =======



      One-to Four-Family Residential Loans. The Bank's primary lending activity historically has consisted of the origination of one- to four-family residential loans secured by owner-occupied property in the Bank primary market area. The Bank generally originated one-to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgage property. With private mortgage insurance obtained for the borrower, the maximum loan to value ratio is increased to 90%. However, the Bank generally does not originate loans where the loan to value ratio exceeds 80%. When lending is over $200,000, the maximum loan to value ratio is reduced to 70%. The maximum loan amount for such loans is handled on a case by case basis. Mortgage loans originated and held by the Bank in its portfolio generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Bank consent.

      The Bank typically offers adjustable-rate mortgage loans (ARM's) at initial rates that are below the market rate ("teaser rates"). The Bank requires for all adjustable-rate mortgage loans that the borrower qualify at a rate that is 2.75% above the initial contractual rate. The Bank offers ARM's that reprice annually with interest rate adjustment limitations of 2% per year and 6% over the life of the loan, which most loans have terms between 15 and 30 years. The Bank offers ARMS's using the weekly average yield on U.S. Treasury securities plus 275 basis points.

      Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Bank.

      Commercial Real Estate. Commercial real estate loan portfolio consist solely of loans secured by real estate, such as small business facilities, office buildings and other non-residential buildings. Loans secured by commercial property may be in amounts up to 75% (80% in special limited cases) of the appraised value for a maximum term of 20 years. Commercial lending entails significant additional risks when compared with one-to four-family residential lending. For example, commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail and warehouse space.

      Consumer Loans. Consumer loans portfolio primarily consist of savings account loans, home improvement loans and second mortgage loans and to a much lesser extent student loans and other personal loans. Savings account loans are offered subject to a 90% loan to value ratio and home improvement loans and second mortgage loans are offered subject to a 70% loan to value ratio.

      Loan Approval Authority and Underwriting. All loans must be approved by one or more loan committees. Loans for amounts over $500,000 must be approved by the Board of Directors of the Bank.

      Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are obtained from independent fee appraisers. For each estate loans the Bank requires either title insurance or a title opinion. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

      Loan Commitments. The Bank issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At December 31, 1996, the Bank had $1.2 million of commitments to cover originations. Management believes that virtually all of the Bank's commitments will be funded.

      Loans to One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Bank. The Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Savings banks are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Bank's maximum loan-to-one borrower limit was approximately $1.4 million at December 31, 1996. At December 31, 1996, the aggregate loans outstanding to our three largest borrowers, in excess of $500,000, were approximately $970,000, $902,000 and $792,000, respectively. As of the that date these loans were secured loans and were within our lending limit.

Non-Performing and Problem Assets

      Loan Delinquencies. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential and commercial mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due and management considers the interest uncollectible or when the Bank commences foreclosure proceedings. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

      Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. Any write-down of REO is charged to the allowance for real estate losses. At December 31, 1996, the Bank owned approximately $2.9 million, net of valuation reserves, of property classified as REO.

      The following table sets forth information regarding non-performing loans and real estate owned.

                                                              At December 31,
                                                          ----------------------
                                                            1996          1995
                                                          ---------    ---------
                                                               (In Thousands)
Loans accounted for on a non-accrual basis:
Mortgage loans:
  Loans secured by 1-4 dwelling units.................    $    476      $    842
  All other mortgage loans............................       1,076           136

Non-mortgage loans:
  Consumer............................................          87           167
                                                            ------        ------

    Total.............................................     $ 1,639       $ 1,146
                                                            ------        ------

Restructured loans:
  Mortgage............................................       1,313         1,348
                                                            ------        ------

Total non-accrual and restructured loans..............     $ 2,952       $ 2,494
                                                            ------        ------

Real estate owned, net................................       2,906         3,725
                                                           -------        ------

Total non-performing assets (1).......................     $ 5,858       $ 6,219
                                                            ======        ======


------------------
(1) In 1996 and 1995, there were no accruing loans which were contractually past due 90 days or more.


Interest income that would have been recorded on loans on a non-accrual status, under the original terms of such loans, would have totaled $303,000 for the year ended December 31, 1996. Actual income recorded on these loans during the year ended December 31, 1996 totaled $230,000.

Real Estate Owned. The following is a summary of significant properties in the Bank's REO portfolio as of December 31, 1996.

      Cambridge Court Condominiums, Fort Lee, New Jersey. The original loan amount for the construction of these 18 condominium units was $7,000,000. The loan was originated in December, 1988 and the property was appraised at $9,679,000 at that time. The original borrowers were unable to meet the loan payments due to insufficient cash flow. The Bank has sold 15 of the 18 units, and rented one unit and is expected the sell or rent the remaining two units in 1997. The net book value as of December 31, 1996 is $523,000.

Office Building in Fairfield, New Jersey (Chief Plaza). The original loan, made in June, 1989, on this three story office building was in the amount of $500,000 with a total loan commitment of $2,500,000. In November 1996, the property was appraised at $1,600,000. As of December 31, 1996, the book value of this property was $1.5 million. The Company is planning to develop this property into senior citizen housing.

      Allowance for Loan Losses. It is management's policy to provide for estimated losses on its loan portfolio. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Bank, the amount of the Bank's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. Management of the Bank assesses the allowance for loan losses on a quarterly basis and will make provisions for loan losses as deemed appropriate by management in order to maintain the adequacy of the allowance for loan losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required.

      The following table sets forth information with respect to the Bank's allowance for loan losses for the periods indicated.

                                                      At December 31,
                                                      ------------------
                                                      1996        1995
                                                      -----       ------
                                                          (Dollars in
                                                           Thousands)

Allowance balances (at beginning of period)......   $    389    $    377
Provision (credit)...............................        142          80

Charge-offs:
  Mortgage ......................................        --          (71)
  Consumer and commercial........................        (7)          --
                                                     -------     -------
                                                         (7)         (71)
Recoveries of loans previously charged off.......        --            3
                                                     -------     -------
Allowance balance (at end of period).............   $    524    $    389
                                                     =======     =======

Net loans charged off as a percent of average
  loans outstanding..............................       .01%        .08%

Allowance as a percentage of:
  Total loans ...................................       .55%        .45%
  Non performing loans ..........................     17.75%      15.60%

      The following table sets forth information with respect to the Bank's allocation of allowance for loan losses for the periods indicated.

                                                 At December 31
                                   -------------------------------------------
                                          1996                    1995
                                   -------------------   ---------------------
                                             (Dollars in Thousands)
                                           Percent of              Percent of
                                          Loans in Each           Loans in Each
                                           Category to             Category to
                                    $      Total Loans     $      Total Loans
                                   ----   -------------  -----    -------------

Real estate-mortgage...........    $ 248       93.18%    $ 256         93.61%
Commercial.....................      247        4.15       107          4.13
Consumer.......................       29        2.67        26          2.26
                                    ----      ------      ----        ------
                                   $ 524      100.00%    $ 389        100.00%
                                    ====      ======      ====        ======



      The following table sets forth information with respect to the Bank's allowance for losses on real estate owned.

                                              At December 31,
                                             1996        1995
                                         (Dollars in Thousands)

Total real estate owned................     $ 3,444     $ 4,027
                                            =======     =======

Allowance balances - beginning.........     $   303     $ 1,462
Provision..............................         256         130

Charge-offs............................         (21)     (1,289)
                                            -------     -------

Allowance balances - ending............     $   538     $   303
                                            =======     =======



Investment Activities

      Investment Securities. The Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Bank's loan origination and other activities.

      The investment securities "available for sale" and "held to maturity" portfolios at December 31, 1996 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Bank's liquity, excluding those issued by the United States or its agencies.

Mortgage-Backed Securities. To supplement lending activities, the Bank has invested in mortgage- backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.

      Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include Federal Home Loan Mortgage Association ("FHLMC"), Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA"), and Small Business Administration ("SBA").

      Mortgage-backed securities typically are issued with stated principal amounts and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate mortgages or adjustable-rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. As a result, the interest rate risk characteristics of the underlying pool of mortgages, (i.e., fixed-rate or adjustable-rate) as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages. Mortgage-backed securities issued by FHLMC, FNMA, GNMA, SBA make up a majority of the pass-through certificates market.

     Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio and mortgage-backed securities at the dates indicated.

                                                  At December 31,
                                               ---------------------
                                                 1996         1995
                                               --------     --------
                                                   (In Thousands)
Held to Maturity
Investment Securities:
U.S. Government Agency Securities.........     $ 2,000       $19,000
                                                ------        ------
   Total Investment Securities............     $ 2,000       $19,000
                                                ======        ======

Mortgage-Backed Securities................     $12,805       $ 2,545
                                                ------        ------

  Total...................................     $12,805       $ 2,545
                                                ======        ======


                                                  At December 31,
                                               ---------------------
                                                 1996         1995
                                               --------     --------
Available for Sale
Mortgage-backed securities................     $37,507       $35,964
                                                ======        ======

      The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Bank's investment securities portfolio at December 31, 1996. The table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.


                                                                         As of December 31, 1996
                           --------------------------------------------------------------------------------------------------------
                                                More than One to   More than Five to                               Total
                            One Year or Less       Five Years          Ten Years      More than Ten Years   Investment Securities
                           ------------------  ------------------  ----------------  -------------------- -------------------------
                           Carrying   Average  Carrying   Average  Carrying  Average Carrying    Average  Carrying Average   Market
                            Value      Yield    Value      Yield    Value     Yield    Value      Yield     Value   Yield    Value
                            -----      -----    -----      -----    -----     -----    -----      -----     -----   -----    -----
                                                                       (Dollars in Thsands)

U.S. Government Obligations    $ --         %  $    --         %  $     --        %   $ 2,000     7.35%    $ 2,000   7.35%  $ 2,000
Mortgage-backed securities      638     5.82    11,665     6.41     11,541    7.20     26,468     6.74      50,312   6.76    50,319
                               ----     ----   -------     ----    -------    ----    -------     ----     -------   ----   -------
     Total...............      $638     5.82%  $11,665     6.41%  $ 11,541    7.20%   $28,468     6.78%    $52,312   6.78%  $52,319
                               ====     ====   =======     ====   ========    ====    =======     ====     =======   ====   =======


Subsidiary Activities of the Bank

      The Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. At December 31, 1996, the Bank had investments in two service corporation, incorporated under New Jersey law, First Service Corporation of Little Falls and Redeem, Inc.

      First Service was formed in 1996 as a service corporation to facilitate the licensing of representatives of the Bank to sell annuities and insurance products to the Bank's customers. At December 31, 1996, First Service provided fees to the Bank in the amount of $7,000 and had total assets of $27,000. The Bank owns 100% of the stock of both companies.

     Redeem, Inc. was formed in 1993 as a service corporation to serve as an REO subsidiary in connection with taking title to REO properties. As of December 31, 1996, Redeem, Inc. does not hold title to any property and has no loans outstanding from the Bank. In addition, Redeem, Inc. has no significant assets or liabilities.


Sources of Funds

      General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, First Savings derives funds from amortization and prepayment of loan and mortgage-backed securities principal, operations and, if needed, advances from the FHLB of New York. Scheduled loan and mortgage-backed securities principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan and mortgage-backed securities prepayments are significantly influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

      Deposits. Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including NOW, regular savings, money market deposit, term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more) and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Bank does not obtain funds through brokers, nor does it actively solicit funds outside of the State of New Jersey.

     Time Deposits Maturity Schedule. The following table sets forth the amount and maturities of time deposits at December 31, 1996.

                                           Amount Due
                        -------------------------------------------------------
                        Less Than       1-2          2-4        After
                         One Year       Years        Years     4 Years   Total
                        ----------    ---------    ---------   -------  -------
                                           (In thousands)
Weighted average rate:
  4.00% or less....      $   583      $    252      $   --     $    -- $    835
  4.01% - 6.00%....       56,107        16,711       6,329       2,122   81,269
  6.01% - 8.00%....       32,040         1,332       1,697       3,164   38,233
  8.01% - 10.00%...           --            --          --          --       --
                         -------      --------      ------     -------  -------
    Total..........      $88,730      $ 18,295      $8,026     $ 5,286 $120,337
                         =======      ========      ======     =======  =======



      Deposits Accounts of $100,000 or More. The following table indicates the amount of the Bank's time deposits of $100,000 or more by time remaining until maturity as of December 31, 1996:

Maturity Period                                  Amount Due
---------------                                  ----------
                                            (Dollars in Thousands)

Three months or less.......................         $3,589
Three through six months...................          1,611
Six through twelve months..................          2,449
Over twelve months.........................          1,754
                                                   -------
                                                   $ 9,403
                                                   =======


      Borrowings. The Bank, if the need arises, may rely upon advances from the FHLB of New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of New York are typically secured by the Bank's stock in the FHLB and a portion of the Bank's mortgage-backed securities.

      The  following  table  sets  forth  certain   information  as  the  Bank's
short-term FHLB advances at the dates indicated.

                                As of and for the Years Ended
                                -----------------------------
                                   1996               1995
                                -----------        ----------
                                   (Dollars in Thousands)
Maximum balance............     $  12,600            $12,600
Average balance............        10,767              2,225
Balance at end of period...            --             12,600
Weighted average rate:
  at end of period.........            --%              5.78%
  during the period........          5.50%              5.89%

Employees

      As of December 31, 1996, the Bank had 34 full-time and 7 part-time employees. The employees are not represented by a collective bargaining agreement. The Bank believes its employee relations are good.

Regulation

      Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

      General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Bank and not for the benefit of stockholders of the Company.

      Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "Regulation of the Bank -- Qualified Thrift Lender Test."

Regulation of the Bank

      General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

      The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies that they find in the Bank's operations. The Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Bank's mortgage documents.

      The Bank  must  file  reports  with the OTS and the  FDIC  concerning  its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Bank and their operations.

      Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). The FDIC has the authority, should it initiate proceedings to terminate an institution's deposit insurance, to suspend the insurance of any such institution without tangible capital. However, if a savings association has positive capital when it includes qualifying intangible assets, the FDIC cannot suspend deposit insurance unless capital declines materially, the institution fails to enter into and remain in compliance with an approved capital plan or the institution is operating in an unsafe or unsound manner.

      Regardless of an institution's capital level, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines to pose a serious threat to the SAIF. The management of the Bank is unaware of any practice, condition, or violation that might lead to termination of its deposit insurance.

      The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system, a savings association pays within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase such deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The SAIF was substantially underfunded at September 30, 1996. In addition, the FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. The Bank's federal deposit insurance premium expense for the year ended December 31, 1996 amounted to approximately $1.1 million. By comparison, at December 31, 1996, members of the BIF were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

      Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Bank of approximately
 .657% of deposits held on March 31, 1995. The Bank recorded a $845,000 pre-tax expense for this assessment at September 30, 1996, and such assessment was paid on November 27, 1996. Beginning January 1, 1997, deposit insurance assessments for a significant portion of SAIF members are expected to be reduced to approximately .064% of deposits on an annual basis through the end of 1999. During this same period, BIF members are expected to be assessed approximately 0.13% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. Assuming these changes occur, beginning January 1, 1997, the rate of deposit insurance assessed the Bank will decline by approximately 70%.

      Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

      The following table sets forth the Bank's regulatory capital position at December 31, 1996, as compared to the minimum regulatory capital requirements imposed on the Bank by the OTS at that date.

                                                        Percent of
                                                         Adjusted
                                         Amount           Assets
                                         ------           ------
                                          (Dollars in Thousands)
Tangible Capital:
Actual capital....................        $8,608            5.19%
Regulatory requirement............         2,490            1.50
                                           -----            ----
  Excess..........................        $6,118            3.69%
                                           =====            ====

Core Capital:
Actual capital....................        $8,608            5.19%
Regulatory requirement............         4,980            3.00
                                           -----            ----
  Excess..........................        $3,628            2.19%
                                           =====            ====

Risk-Based Capital:
Actual capital....................        $9,424           13.17%
Regulatory requirement............         5,725            8.00
                                           -----            ----
  Excess..........................        $3,699            5.17%
                                           =====            ====



      Dividend and Other Capital Distribution Limitations. OTS regulations require the Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

      OTS  regulations  impose  limitations  upon all capital  distributions  by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1996, the Bank was a Tier 1 institution. In the event the Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

      Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test is on a monthly basis in nine out of every 12 months. As of December 31, 1996, the Bank was in compliance with its QTL requirement.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year.

      Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1996, the Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Properties
-------------------

      The Bank conducts its business through three offices, two of which are located in Passaic County and one of which is located in Bergen County. The Bank owns all of its properties.

Item 3.  Legal Proceedings
--------------------------

      The Bank, from time to time, is a party to routine legal proceedings, which arise in the ordinary course of business. In the opinion of management, such legal proceedings in the aggregate are immaterial to the Bank's financial condition or results of operations.

Item  4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                    PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

      The information contained under the section captioned "Market Price of Stock and Related Security Holder Matters" in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996 (the "Annual Report"), is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

      The information contained in the section captioned "Selected Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  8.  Financial Statements and Supplementary Data
-----------------------------------------------------

      The Company's consolidated financial statements listed in Item 13 herein are incorporated herein by reference.

Item  9.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
-------------------------------------------------------------------------------
Financial Disclosure
--------------------

      Not applicable.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

      For information concerning the Board of Directors of the Corporation, the information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I "Information with Respect to the Nominee For Director, Directors Continuing In Office, and Executive Officers" in the "Proxy Statement" incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

      The information contained under the section captioned "Directors and Executive Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b)   Security Ownership of Management

            Information required by this item is incorporated herein by reference to the section captioned "Proposal I -- "Information With Respect to the Nominee for Director, Director Continuing in Office, and Executive Officers" in the Proxy Statement.

      (c) Management of the Bank knows of no arrangements, including any pledge by any person of securities of the Bank, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information required by this item is incorporated herein by reference to the section captioned "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

(a)(1) The Consolidated Financial Statements and Independent Auditors' Report included in the Annual Report, listed below, are incorporated herein by reference.

            Independent Auditors' Report

            (a) Consolidated Statements of Financial Condition as of December 31, 1996 and 1995

            (b) Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

            (c) Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

            (d) Consolidated Statements of Cash Flows for each the years ended December 31, 1996, 1995 and 1994

            (e)   Notes to Consolidated Financial Statements

(a)(2) All schedules have been omitted, because the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

(b)   Reports on Form 8-K.

      None

(c)   Exhibits.

            3(i)     Articles  of  Incorporation  of First  Savings  Bancorp  of
                     Little Falls, Inc.*
            3(ii)    Bylaws  of First  Savings  Bancorp of Little Falls,  Inc.*
            4(i)(a)  Specimen Stock Certificate  -  Common  Stock*
            10(i)    Employment Agreement with Haralambos S. Kostakopoulos*
            10(ii)   Shareholders' Agreement*
            10(iii)  Investor Agreement*
            13       Annual Report to Stockholders for the fiscal year ended
                     December  31, 1996
            21       Subsidiaries of the Company (See Item 1. Business)
            27       Financial Data Schedule**

----------------
* Incorporated by reference to the registration statement on Form S-4 (File No. 33-61632), filed with the SEC on April 3, 1993.
**    Electronic filing only.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FIRST SAVINGS BANCORP OF
                                         LITTLE FALLS, INC.


Dated: March 31, 1997                    By: /s/  Haralambos S. Kostakopoulos
                                            -----------------------------------
                                            Haralambos S. Kostakopoulos
                                            President, Chief Executive
                                            Officer and Director (Duly
                                            Authorized Representative)

      Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:   /s/  Haralambos S. Kostakopoulos       By: /s/ Emanuel M. kontokosta
      ----------------------------------     -----------------------------------
      Haralambos S. Kostakopoulos            Emanuel M. Kontokosta
      President, Chief Executive Officer,    Chairman of the Board
      Principal Financial Officer
      and Director

      Dated:  March 31, 1997                 Dated:  March 31, 1997


By:    /s/  Brian McCourt                    By:
      ----------------------------------     ----------------------------------
      Brian McCourt                          Frederick J. Tedeschi
      Vice President, Controller and         Vice Chairman of the Board
      Principal Accounting Officer


      Dated:  March 31, 1997               Dated:  March ____, 1997

By:                                      By: /s/  Paul D. Oesterle, Jr.
      ----------------------------------     -----------------------------------
      Nikos P. Mouyiaris                     Paul D. Oesterle, Jr.
      Vice Chairman of the Board             Director

      Dated:  March ____, 1997               Dated:  March 31, 1997


By:    /s/  Anthony J. Sansiveri
      ----------------------------------
      Anthony J. Sansiveri
      Director

      Dated:  March 31, 1997