Form 10QSB
period 1997-03-31
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1997-05-13
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                   FORM 10-QSB

(Mark One)
[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[  ]     TRANSITION report pursuant to section 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

                             SEC File Number 0-23194

                   First Savings Bancorp of Little Falls, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                   22-3360945
--------------------------------------     ------------------------------------
 (State or other jurisdiction)             (I.R.S. Employer Identification No.)

       Registrant's telephone number, including area code (201) 256-2100
     ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes    X          No
                                                  -------          --------

               APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 440,100.

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------

                                      INDEX
                                      -----


                                                                 Page
                                                                 ----
             Number
             ------

             PART I - CONSOLIDATED FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition at March 31, 1997
                  and December 31, 1996 (unaudited)                  1

                  Consolidated Statements of Income
                  for the Three Months Ended
                  March 31, 1997 and 1996
                  (unaudited)                                        2

                  Consolidated Statements of Cash Flows
                  of the Three Months Ended
                  March 31, 1997 and 1996 (unaudited)              3-4

                  Notes to Consolidated Financial Statements         5

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations    6-8

             PART II - OTHER INFORMATION                             9

             SIGNATURES                                             10

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (UNAUDITED)


Assets                                                             March 31, 1997   December 31, 1996
------                                                             --------------   -----------------
Cash and amounts due from
  depository institutions                                            $  1,192,163   $  1,319,813
Interest-bearing demand
  deposits in other banks                                               4,509,848      9,353,526
                                                                     ------------   ------------
   Total cash and cash equivalents                                      5,702,011     10,673,339

Securities available for sale, net                                     38,781,426     37,506,700
Investment securities held to maturity, net:
   estimated fair value of $10,998,000(1997) and $2,000,000(1996)      10,998,371      2,000,000
Mortgage-backed securities  held to maturity, net:
   estimated fair value of $11,503,000(1997) and $12,813,000(1996)     11,356,295     12,805,191
Loans receivable, net of allowance for loan
  losses of $525,218(1997) $523,715 (1996)                             93,744,518     94,732,642
Premises and equipment, net                                             2,941,518      2,956,315
Real estate owned, net                                                  2,684,347      2,906,034
Federal Home Loan Bank of New York stock, at cost                       1,106,600        925,600
Interest and dividends receivable, net                                  1,211,609      1,110,765
Other assets                                                            1,244,888      1,117,511
                                                                     ------------   ------------
   Total assets                                                      $169,771,583   $166,734,097
                                                                     ============   ============

Liabilities and stockholder's equity
------------------------------------
Liabilities
-----------
Deposits                                                             $159,417,500   $156,596,114
Advance payments by borrowers for
  taxes and insurance                                                     659,488        633,815
Other liabilities                                                         187,269        171,920
                                                                     ------------   ------------
   Total liabilities                                                  160,264,257    157,401,849
                                                                     ------------   ------------
Stockholders' Equity
--------------------
Common Stock (par value $1.00 per share)
  authorized 5,000,000 shares: issued and
  outstanding 440,100 shares                                              440,100        440,100
Additional paid-in capital                                              3,670,377      3,670,377
Retained earnings-substantially restricted                              5,211,121      5,062,392
Unrealized gain on  securities available for sale                         185,728        159,379
                                                                     ------------   ------------
   Total stockholders' equity                                           9,507,326      9,332,248
                                                                     ------------   ------------
   Total liabilities and stockholders' equity                        $169,771,583   $166,734,097
                                                                     ============   ============



SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                  ----------------------------
                                                           MARCH    31
                                                  ----------------------------
                                                     1 9 9 7           1 9 9 6
                                                     -------           -------
Interest income
  Loans                                           $1,977,647        $1,864,489
  Mortgage-backed securities                         766,383           666,267
  Investments and other                              236,830           288,031
                                                  ----------        ----------
     Total interest income                         2,980,860         2,818,787
                                                  ----------        ----------
Interest Expense
  Deposits                                         1,957,284         1,594,602
  Borrowed Money                                       -----           181,326
                                                  ----------        ----------

     Total Interest expense                        1,957,284         1,775,928
                                                  ----------        ----------
Net interest income                                1,023,576         1,042,859

  Provision for loan losses                           25,000            25,000
                                                  ----------        ----------
Net interest income after
  provision for loan losses                          998,576         1,017,859

Non-interest income
  Service charges                                     21,768            24,048
  Miscellaneous                                        9,759            17,002
                                                  ----------        ----------

     Total non-interest income                        31,527            41,050
                                                  ----------        ----------
Non-interest expense
  Salaries and employee benefits                     364,016           352,389
  Net occupancy expense                               61,444            67,528
  Equipment                                           88,380            85,547
  Loss  on foreclosed real estate                     17,805            22,764
  Federal insurance premium                           22,389            74,471
  Advertising and promotion                           28,299             6,069
  Legal fees                                          44,668            49,600
  Miscellaneous                                      167,559           148,386
                                                  ----------        ----------

     Total non-interest expenses                     794,560           806,754
                                                  ----------        ----------

Income before income taxes                           235,543           252,155

Income taxes                                          86,814            87,960
                                                  ----------        ----------

Net income                                           148,729           164,195

Preferred stock dividends                             ------            42,500
                                                  ----------        ----------

Net income applicable to common shares              $148,729          $121,695
                                                  ==========        ==========

Net income per common share and common
  stock equivalents                                    $0.34             $0.37 1)

Weighted average number of common
  shares and common stock
  equivalents outstanding                            440,100           440,100


See notes to unaudited consolidated financial statements

1) At March 31, 1996, previously reported as $0.28, due to an error in computation.
                                                                         Page 2

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                      1997                1996
                                                                                      ----                ----
Cash flows from operating activities:
  Net income                                                                      $148,729            $164,195
  Adjustments to reconcile net income to
   net cash  provided by operating activities:
    Depreciation                                                                    69,249              70,221
    Amortization of premiums, discounts and fees, net                               65,563              58,465
    Provision for loan losses                                                       25,000              25,000
    Net loss on sales of real estate owned                                             333           ---------
  (Increase) decrease in  interest and dividends receivable, net                  (100,844)             81,746
   Increase in other assets                                                       (149,898)           (132,308)
    Decrease in accrued interest payable                                           (45,112)            (98,407)
    Increase(decrease) in other liabilities                                         15,349             (12,198)
    Amortization of branch premium                                                   8,333               8,333
                                                                                ----------          ----------
Net cash  provided by  operating activities                                         36,702             165,047
                                                                                ----------          ----------
Cash flows from investing activities:
    Purchase of securities available for sale                                   (1,920,484)         (2,251,937)
    Proceeds from Investment securities held to maturity matured or called       ---------          12,000,000
    Mortgage-backed securities held to maturity purchased                        ---------          (8,390,111)
    Purchase of investment securities held to maturity                          (8,998,371)          ---------
    Securities available for sale repayments                                       601,517             800,248
    Mortgage-backed securities held to maturity repayments                       1,448,896             263,469
    Net  decrease in loans receivable                                            1,143,339             770,504
    Additions to premises and equipment                                            (54,452)            (13,803)
    Additions to real estate owned                                                       0            (117,500)
    Payments received on real estate owned                                           1,000               3,000
    Proceeds from sales of real estate owned                                        59,354           ---------
    Purchase of Federal Home Loan Bank of NY stock                                (181,000)           (102,300)
                                                                                ----------          ----------
Net cash (used in)provided by  investment activities                            (7,900,201)          2,961,570
                                                                                ----------          ----------

Cash flows from financing activities:
    Net  increase in deposits                                                    2,866,498           1,518,282
   Repayment of Federal Home Loan Bank Advances                                    -------          (4,600,000)
    Increase in advance payments by
       borrowers for taxes and insurance                                            25,673              44,066
                                                                                ----------          ----------
Net cash provided by(used in) financing activities                               2,892,171          (3,037,652)
                                                                                ----------          ----------

Net (decrease) increase in cash and cash equivalents                            (4,971,328)             88,965
Cash and cash equivalents -- beginning                                          10,673,339           1,127,575
                                                                                ----------          ----------

Cash and cash equivalents -- end                                                $5,702,011          $1,216,540
                                                                                ==========          ==========


See notes to unaudited consolidated financial statements
                                                                        Page 3

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                      1997                1996
                                                                                      ----                ----
Supplemental disclosures of cash flows information:
---------------------------------------------------
    Cash paid  during the period for:
    ---------------------------------
      Interest                                                                  $2,002,396          $1,874,335
                                                                                ==========          ==========

      Income taxes                                                                      $0                  $0
                                                                                ==========          ==========

Supplemental disclosure of noncash activities:
   Increase(decrease) in unrealized gain on securities,
      net of deferred income taxes                                                 $26,349             ($3,366)
                                                                                ==========          ==========



    Loans transferred to real estate owned                                         -------             $70,268
                                                                                ==========          ==========
    Loans originated to facilitate the sale of
     real estate owned                                                            $161,000                  $0
                                                                                ==========          ==========



  Preferred stock dividend declared but not yet paid                               -------             $42,500
                                                                                ==========          ==========


See notes to unaudited consolidated financial statements
                                                                         Page 4

                   First Savings Bancorp of Little Falls, Inc.
                   -------------------------------------------
                   Notes To Consolidated Financial Statements
                   ------------------------------------------

         The consolidated financial statements include the accounts of First Savings Bancorp of Little Falls, Inc. (the "Company") and its wholly owned subsidiary, First Savings Bank of Little Falls, FSB (the "Savings Bank") and the Savings Bank's wholly owned subsidiaries, The First Service Corporation of Little Falls and Redeem, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997 or any other interim period.

         These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


FINANCIAL CONDITION AT MARCH 31, 1997
-------------------------------------

     Total assets of the Company increased $3.1 million or 2% from $166.7 million at December 31, 1996 to $169.8 million at March 31, 1997 primarily due to a $9.0 million increase in net investment securities held to maturity and a $1.3 million increase in net securities available for sale, offset by a $5.2 million decrease in interest bearing demand deposits in other banks, $1.4 million decrease in net mortgage-backed securities held to maturity and a $1.0 million net decrease in loans receivable. In view of the Company's decreased loan demand for the quarter, the Company increased its investment securities held to maturity and investment securities available for sale portfolios in order to increase its overall net interest margin and mitigate any interest rate risk for the quarter. The increases in these portfolios were primarily funded by reductions interest bearing demand deposits in other banks, repayments of mortgage-backed securities held to maturity, and a $2.8 million increase in deposits.

     Deposits increased $2.8 million or 2% from $156.6 million at December 31, 1996 to $159.4 million at March 31, 1997. The increase resulted primarily from the growth of regular savings, Now accounts and the Company's response to the general increase in rates offered by other bank's in the market area. The Company did not offer promotional rates on deposits during this quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1997
---------------------------------------------------------------

     Net income for the three months ended March 31, 1997 decreased $15,000 or 9% from $164,000 for the three month period ended March 31, 1996 to $149,000 for three month period ended March 31, 1997. This decrease was primarily due to a $19,000 decrease in net interest income, $9,000 decrease in non-interest income, offset by a $12,000 decrease in non-interest expense.

     For the three months ended March 31, 1997, net interest income decreased $19,000 from $1.04 million for the same period in 1996 to $1.02 million in 1997. During the three months ended March 31, 1997, the Company's interest rate spread and net interest margin declined to 2.60% and 2.59%, respectively, compared to 2.89% and 2.87%, respectively for the same period of 1996. The lower spread and margin are primarily due to a lower yield on earning assets and higher cost of funds in the first quarter of 1997. The decreased interest rate spread and net interest margin were largely mitigated by an increase in net interest-earning assets.

     Non-interest income decreased $9,000 or 23% from $41,000 for the three month period ended March 31, 1996 to $32,000 for the three month period ended March 31, 1997. The reduction was primarily the result of decreases in the collection of mortgage late charges and DDA fees.

     Non-interest expense decreased $12,000 or 1.5% from $807,000 for the three month period ended March 31,1996 to $795,000 for the three month period ended March 31, 1997. This decrease was primarily due to a $52,000 decrease in federal deposit insurance premiums which was offset by an increase of $22,000 in advertising and promotion. Federal deposit insurance decreased due to the recapitalization of the Savings Association Insurance Fund of the FDIC. The Company's insurance premium rate was lowered to 6.7 cents per $100 of deposits from 23 cents per $100 of deposits. Advertising and promotion expense primarily increased due to the Company's "Grand Reopening" promotion of the Little Ferry branch which took place during the fourth quarter of 1996. Non-interest expenses other than federal deposit insurance and advertising in aggregate, increased $18,000 or 2.5%.

Income taxes were $87,000 and $88,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease resulted from decreased pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Savings Bank is required to maintain minimum levels of liquid assets, as defined by the Office Of Thrift Supervision regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is 5%. The Savings Bank's liquidity ratio averaged 16.26% during March 1997.

     The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At March 31, 1997, the Savings Bank had outstanding loan commitments of $3.9 million. In addition, it had $89.2 million in certificates of deposits scheduled to mature within one year of March 31, 1997. Based upon historical experience, management believes that a substantial portion of such deposits will remain with the Savings Bank.

     As of March 31, 1997, the Company had regulatory capital that was in excess of applicable limits. The Company is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its tangible assets, core capital equal to at least 3.00% of adjusted tangible assets and risk-based capital equal to at least 8.00% of risk-weighted assets. At March 31, 1997, the Savings Bank had tangible capital equal to 5.27% of adjusted total assets, core capital equal to 5.27% of adjusted total assets and total capital equal to 13.64% of risk-weighted assets.

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------

                                     PART II
                                     -------

Item 1.  Legal Proceedings
               The  Company  and the  Savings  Bank are not engaged in any legal proceedings of a material nature at the present time. From time to time, the Savings Bank is a party to legal proceedings wherein it enforces its security interest in loans.

Item 2.  Changes in Securities
         Not applicable

Item 3.  Defaults upon Senior Securities
         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of the Company was held on April 16, 1997, and the following items were acted upon:

        Election of Director Haralambos S. Kostakopoulos for a
        term of three years ending in 2000.
        Dr. Kostakopoulos was elected to the term as indicated by
        the following vote:
                                              For               Withheld
                                        -----------------  --------------------
                                        Number Percentage   Number  Percentage
                                          of       of           of      of
                                         Votes   Shares      Votes    Shares
                                         -----   ------      -----    ------

         Haralambos S. Kostakopoulos    413,525   93.96%      -0-       -0-

            Ratification of the appointment of Radics & Co., LLC as independent auditors for the fiscal year ending December 31, 1997. Radics & Co., LLC was ratified as the Company's auditors. Radics & Co., LLP was ratified as the Company's auditors by the following vote:

                                              For               Withheld
                                        -----------------  --------------------
                                        Number Percentage   Number  Percentage
                                          of       of           of      of
                                         Votes   Shares      Votes    Shares
                                         -----   ------      -----    ------

                                        413,525   93.96%      -0-       -0-

Item 5. Not Applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)Exhibits
           Exhibit 27 Financial Data Schedule(electronic filing only)

         b)Reports on Form 8-K
           Not Applicable

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



                        FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                        ------------------------------------------
                                      (Registrant)



Date: May 13, 1996                 /s/Haralambos S. Kostakopoulos
                                   ---------------------------------------------
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer




Date: May 13, 1996                 /s/Brian McCourt
                                   ---------------------------------------------
                                   Brian McCourt
                                   Vice President
                                   Treasurer



--------------------------------------------------------------------------------