Form 10QSB/A
period 1997-03-31
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1997-05-13
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                   FORM 10-QSB/A

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



Date: May 13,^1997                 /s/Haralambos S. Kostakopoulos
                                   ---------------------------------------------
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer




Date: May 13,^1997                /s/Brian McCourt
                                   ---------------------------------------------
                                   Brian McCourt
                                   Vice President
                                   Treasurer



--------------------------------------------------------------------------------