Form 10QSB
period 1997-06-30
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1997-08-07
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                   FORM 10-QSB

(Mark One)
[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[  ]     TRANSITION report pursuant to section 13 or 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------
                             SEC File Number 0-23194

                   First Savings Bancorp of Little Falls, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                  22-3360945
-------------------------------------------------------------------------------
 (State or other jurisdiction)             (I.R.S. Employer Identification No.)

Registrant's telephone number, including area code (201)  256-2100
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
                                                    Yes   X         No
                                                         ---           ---

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 440,100, as of August 5,1997.

         Transitional Small Business Disclosure
                                                    Yes             No  X
                                                         ---           ---

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------

                                      INDEX
                                      -----


                                                                        Page
                                                                        ----
             Number
             ------

             PART I -      CONSOLIDATED FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition at June 30, 1997
                  and December 31, 1996 (unaudited)                      1

                  Consolidated Statements of Income
                  for the Three and six months Ended
                  June 30, 1997 and 1996(unaudited)                      2

                  Consolidated Statements of Cash Flows
                  for the Six Months Ended
                  June 30, 1997 and 1996 (unaudited)                     3-4

                  Notes to Consolidated Financial Statements             5

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          6-9

             PART II -     OTHER INFORMATION                             10

             SIGNATURES                                                  11

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (UNAUDITED)
                                   -----------


Assets                                                                              June 30, 1997                  December 31, 1996
------                                                                              -------------                  -----------------
Cash and amounts due from
     depository institutions                                                            $1,745,564                     $1,319,813
Interest-bearing demand
     deposits in other banks                                                             4,476,138                      9,353,526
                                                                                      ------------                   ------------
      Total cash and cash equivalents                                                    6,221,702                     10,673,339

Securities available for sale                                                           33,969,954                     37,506,700
Investment securities held to maturity, net:
      estimated fair value of $8,999,000(1997) and $2,000,000(1996)                      8,998,839                      2,000,000
Mortgage-backed securities  held to maturity, net:
      estimated fair value of $10,878,000(1997) and $12,813,000(1996)                   10,871,496                     12,805,191
Loans receivable, net of allowance for loan
     losses of $539,807(1997) $523,715 (1996)                                          104,153,559                     94,732,642
Premises and equipment, net                                                              2,887,616                      2,956,315
Real estate owned, net                                                                   2,305,616                      2,906,034
Federal Home Loan Bank of New York stock, at cost                                        1,106,600                        925,600
Interest and dividends receivable, net                                                   1,341,952                      1,110,765
Other assets                                                                             1,404,121                      1,117,511
                                                                                      ------------                   ------------
      Total assets                                                                    $173,261,455                   $166,734,097
                                                                                      ============                   ============

Liabilities and stockholder's equity
------------------------------------
Liabilities
-----------
Deposits                                                                              $162,092,422                   $156,596,114
Advances from Federal Home Loan Bank of NY                                                $568,000                    -----------
Advance payments by borrowers for
     taxes and insurance                                                                   759,806                        633,815
Other liabilities                                                                          299,136                        171,920
                                                                                       -----------                    -----------

      Total liabilities                                                                163,719,364                    157,401,849
                                                                                       -----------                    -----------

Stockholders' Equity
--------------------
Common Stock (par value $1.00 per share)
     authorized 5,000,000 shares: issued and
     outstanding 440,100 shares                                                            440,100                        440,100
Additional paid-in capital                                                               3,670,377                      3,670,377
Retained earnings-substantially restricted                                               5,244,361                      5,062,392
Unrealized gain on  securities available for sale                                          187,253                        159,379
                                                                                      ------------                   ------------
      Total stockholders' equity                                                         9,542,091                      9,332,248
                                                                                      ------------                   ------------
      Total liabilities and stockholders' equity                                      $173,261,455                   $166,734,097
                                                                                      ============                   ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                  PAGE 1

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------

                                           THREE MONTHS ENDED         SIX MONTHS ENDED
                                                 JUNE 30                  JUNE 30
                                           1 9 9 7      1 9 9 6      1 9 9 7     1 9 9 6
                                         ----------   ----------   ----------   ----------
Interest income
     Loans                               $2,107,027   $1,865,542   $4,084,674   $3,730,031
     Mortgage-backed securities             769,253      878,997    1,535,636    1,545,264
     Investments and other                  283,135       77,595      519,932      365,626
                                         ----------   ----------   ----------   ----------
        Total interest income             3,159,415    2,822,134    6,140,242    5,640,921
                                         ----------   ----------   ----------   ----------
Interest Expense
     Deposits                             2,005,801    1,588,486    3,963,085    3,183,088
     Borrowed Money                           1,586      168,778        1,586      350,103
                                         ----------   ----------   ----------   ----------
        Total Interest expense            2,007,387    1,757,264    3,964,671    3,533,191
                                         ----------   ----------   ----------   ----------
Net interest income                       1,152,028    1,064,870    2,175,571    2,107,730

     Provision for loan losses               25,000       25,000       50,000       50,000
                                         ----------   ----------   ----------   ----------
Net interest income after
     provision for loan losses            1,127,028    1,039,870    2,125,571    2,057,730

Non-interest income
     Service charges                         24,821       22,288       46,589       46,336
     Miscellaneous                           18,748       17,645       28,507       34,647
     Gain on sale of assets                   8,236         --          8,236         --
                                         ----------   ----------   ----------   ----------
        Total non-interest income            51,805       39,933       83,332       80,983
                                         ----------   ----------   ----------   ----------
Non-interest expense
     Salaries and employee benefits         362,131      349,052      726,147      701,441
     Net occupancy expense                   63,548       66,302      124,992      133,830
     Equipment                               92,813       87,208      181,193      172,755
     Loss  on foreclosed real estate         55,182       35,344       72,987       58,108
     Federal insurance premium               25,314       75,266       47,703      149,737
     Advertising and promotion               23,879       32,033       52,178       38,102
     Legal fees                              50,512       39,945       95,180       89,545
     Miscellaneous                          180,100      182,797      349,519      331,183
                                         ----------   ----------   ----------   ----------
        Total non-interest expenses         853,479      867,947    1,649,899    1,674,701
                                         ----------   ----------   ----------   ----------
Income before income taxes                  325,354      211,856      559,004      464,012

Income taxes                                114,563       72,810      199,485      160,770
                                         ----------   ----------   ----------   ----------
Net income                                  210,791      139,046      359,519      303,242

Preferred stock dividends                      --         42,500         --         85,000
                                         ----------   ----------   ----------   ----------
Net income applicable to common shares   $  210,791   $   96,546   $  359,519   $  218,242
                                         ==========   ==========   ==========   ==========

Net income per common share and common
     stock equivalents                   $     0.48   $     0.32   $     0.82   $     0.69

Dividends per common share               $     0.40   $---------   $     0.40   $---------

Weighted average number of common
     shares and common stock
     equivalents outstanding                440,100      440,100      440,100      440,100

See notes to unaudited consolidated financial statements                  Page 2

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                          Six Months Ended June 30,
                                                                                          1997                 1996
                                                                                       ----------           ----------

Cash flows from operating activities:
-------------------------------------
  Net income                                                                             $359,519             $303,242
                                                                                         --------             --------
  Adjustments to reconcile net income to
  --------------------------------------
   net cash provided by operating activities:
   -------------------------------------------
    Depreciation                                                                          140,064              141,182
    Amortization of premiums, discounts and fees, net                                     113,637              119,675
    Provision for loan losses                                                              50,000               50,000
    Provision for Real Estate Owned losses                                              ---------               45,500
    Net loss(gains) on sales of real estate owned                                           6,133              (37,287)
    Net gain on sales of securities available for sale                                     (7,836)           ---------
  (Increase) decrease in  interest and dividends receivable, net                         (231,187)             257,598
   Increase in other assets                                                              (318,286)            (228,964)
    Increase(decrease) in accrued interest payable                                         92,454              (83,905)
    Increase(decrease) in other liabilities                                               169,716               (3,548)
    Amortization of branch premium                                                         16,666               16,666
                                                                                       ----------           ----------
Net cash  provided by  operating activities                                               390,880              580,159
                                                                                       ----------           ----------
Cash flows from investing activities:
-------------------------------------
    Purchase of securities available for sale                                          (1,920,484)          (7,128,915)
    Purchase of mortgage-backed securities held to maturity                             ---------          (16,640,944)
    Proceeds from Investment securities held to maturity matured or called              2,000,000           16,000,000
    MProceeds from sale of securities available for sale                                3,340,763            ---------
    Purchase of investment securities held to maturity                                 (8,998,371)           ---------
    Securities available for sale repayments                                            2,026,268            2,638,665
    Mortgage-backed securities held to maturity repayments                              1,933,064              626,277
    Net  increase in loans receivable                                                  (9,192,472)          (2,380,314)
    Additions to premises and equipment                                                   (71,365)             (41,584)
    Additions to real estate owned                                                              0             (117,500)
    Payments received on real estate owned                                                  5,000                7,400
    Proceeds from sales of real estate owned                                              338,285              630,370
    Purchase of Federal Home Loan Bank of NY stock                                       (181,000)            (102,300)
                                                                                       ----------           ----------
Net cash used in  investment activities                                               (10,720,312)          (6,508,845)
                                                                                       ----------           ----------
Cash flows from financing activities:
-------------------------------------
 Net increase in deposits                                                               5,403,854            2,850,728
 Increase in Federal Home Loan Bank Advances                                              568,000            3,600,000
 Increase in advance payments by
  borrowers for taxes and insurance                                                       125,991              110,293
Preferred stock dividends paid                                                            (42,500)            (170,000)
Common stock dividends paid                                                              (177,550)             (50,050)
                                                                                       ----------           ----------
Net cash provided by financing activities                                               5,877,795            6,340,971
                                                                                       ----------           ----------
Net (decrease) increase in cash and cash equivalents                                   (4,451,637)             412,285
Cash and cash equivalents -- beginning                                                 10,673,339            1,127,575
                                                                                       ----------           ----------
Cash and cash equivalents -- end                                                       $6,221,702           $1,539,860
                                                                                       ==========           ==========

See notes to unaudited consolidated financial statements                  Page 3

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                                    Six Months Ended June 30,
                                                                                                    -------------------------
                                                                                                    1997                 1996
                                                                                                    ----                 ----
Supplemental disclosures of cash flows information:
  Cash paid during the period for:
--------------------------------------------------
      Interest                                                                                $3,872,217           $3,617,096
                                                                                              ==========           ==========

      Income taxes                                                                               $31,669                   $0
                                                                                              ==========           ==========
Supplemental disclosure of noncash activities:
---------------------------------------------
   Increase in unrealized gain on securities,
      net of deferred income taxes                                                               $27,874              $54,163
                                                                                              ==========           ==========



    Loans transferred to real estate owned                                                       -------             $206,898
                                                                                              ==========           ==========
    Loans originated to facilitate the sale of
     real estate owned                                                                          $251,000                   $0
                                                                                              ==========           ==========


Payment of stock dividend declared in prior periods                                              $42,500             $135,050
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

         These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997 or any other interim period.

         These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------


FINANCIAL CONDITION AT JUNE 30, 1997
------------------------------------

         Total assets of the Company increased $6.5 million or 3.9% from $166.7 million at December 31, 1996 to $173.3 million at June 30, 1997 primarily due to a $9.4 million increase in loans receivable, and a $7.0 million increase in net investment securities held to maturity , offset by a $4.9 million decrease in interest bearing demand deposits in other banks, a $1.9 million decrease in net mortgage-backed securities held to maturity, and a $3.5 million net decrease in securities available for sale. Funding for the increase in asset growth in loans receivable and net investments held to maturity was mainly provided by FHLB borrowings of $568,000, the increase in deposits of $5.5 million, the decrease in interest bearing demand deposits in other banks of $4.9 million, $1.9 million in repayments in net mortgage-backed securities held to maturity and $3.5 million in proceeds and repayments of securities available for sale.

  At June 30, 1997, non-performing assets were $3.8 million, or 2.18% of total assets, compared to $ 4.3 million, or 2.49% of total assets at March 31, 1997. At June 30, 1997, non-performing assets were comprised of $2.3 million mortgage loans, $25,000 consumer loans, and $1.5 million of other real estate owned. These credits are well collateralized and therefore, the Savings Bank does not anticipate any material losses from their disposition. The decrease in attributable to a $900,000 non-residential loan which was paid current, offset by the a increase of two residential loans totaling $400,000 which became non-accrual during the three month period ended June 30, 1997.

         Deposits increased $5.5 million or 3.5% from $156.6 million at December 31, 1996 to $162.1 million at June 30, 1997. The increase resulted primarily from the growth of certificates of deposit, Now accounts and the Company's response to the general increase in rates offered by other bank's in the market area. The Company did not offer promotional rates on deposits during this quarter. The Bank increased its FHLB borrowings by $568,000 during the three month period ended June 30, 1997. The new borrowings is a amortizing advance over a ten year period that was used to fund a loan for a community reinvestment project located in our local community.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1997
--------------------------------------------------------------

         Net income for the three months ended June 30, 1997 increased $72,000 or 52% from $139,000 for the three month period ended June 30, 1996 to $211,000 for three month period ended June 30, 1997. This increase was primarily due to an $87,000 increase in net interest income, a $12,000 increase in non-interest income, and a $15,000 decrease in non-interest expense, offset by a $42,000 increase in income taxes.

         For the three months ended June 30, 1997, net interest income increased $87,000 from $1.06 million for the same period in 1996 to $1.15 million in 1997. The main reason for the increase was that the average balances of the securities and loan portfolios increased $15.5 million due to asset growth from the origination of whole loans and the purchase of investment securities held to maturity during the three month period ended June 30, 1997 compared to the same period last year. Declining interest rates partially offset the increase in net interest income. The interest rate spread and net interest margin declined to 2.85% and 2.84%, respectively during the three months ended June 30, 1997 compared to 2.93% and 2.91%, respectively, for the same period of 1996. The lower spread and margin are primarily due to a lower yield on earning assets and higher cost of funds in the second quarter of 1997.

         Non-interest income increased $12,000 or 30% from $40,000 for the three month period ended June 30, 1996 to $52,000 for the three month period ended June 31, 1997. The increase was primarily the result of a gain on sale of investment securities available for sale totaling $8,000 during the three month period ended June 30, 1997 compared to no sales during the same period last year.

         Non-interest expense decreased $15,000 or 1.7% from $868,000 for the three month period ended June 30, 1996 to $853,000 for the three month period ended June 30, 1997. This decrease was primarily due to a $50,000 decrease in federal deposit insurance premiums which was offset by an increase of $20,000 in loss on foreclosed real estate. Federal deposit insurance decreased due to the recapitalization of the Savings Association Insurance Fund of the FDIC. The Company's insurance premium rate was lowered to 6.7 cents per $100 of deposits from 23 cents per $100 of deposits. The increase in loss on foreclosed real estate was due to higher holding costs and settlement expenses on disposition of properties during the three month period ended June 30, 1997 compared to the same period last year. Non-interest expenses other than federal deposit insurance and loss on foreclosed real estate in aggregate, increased $15,000 or 2.0%.

Income taxes were $115,000 and $73,000 for the three months ended June 30, 1997 and 1996, respectively. The increase resulted from increased pre-tax earnings.




RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997
------------------------------------------------------------

         Net income for the six months ended June 30, 1997 increased $57,000 or 19% from $303,000 for the six month period ended June 30, 1996 to $360,000 for six month period ended June 30, 1997. This increase was primarily due to a $68,000 increase in net interest income, a $2,000 increase in non-interest income, and a $25,000 decrease in non-interest expense which were offset by a $39,000 increase in income taxes.

For the six months ended June 30, 1997, net interest income increased $68,000 from $2.11 million for the same period in 1996 to $2.18 million in 1997. The main reason for the increase was that the average balances of the securities and loan portfolio increased $14.6 million due to asset growth from the origination of whole loans and the purchase of investment securities held to maturity during the six month period ended June 30, 1997 compared to the same period last year. Declining interest rates partially offset the increase in net interest income. The interest rate spread and net interest margin declined to 2.73% and 2.72%, respectively, during the six months ended June 30, 1997 compared to 2.93% and 2.90%,respectively, for the same period of 1996. The lower spread and margin are primarily due to a lower yield on earning assets and higher cost of funds in the first half of 1997.

         Non-interest income increased $2,000 or 3% from $81,000 for the six month period ended June 30, 1996 to $83,000 for the six month period ended June 30, 1997. The increase was primarily the result of securities sold during the three month period ending June 30, 1997 partially offset by decreases in mortgage late charges.

         Non-interest expense decreased $25,000 or 1.5% from $1.67 million for the six month period ended June 30, 1996 to $1.65 million for the six month period ended June 30, 1997. This decrease was primarily due to a $102,000 decrease in federal deposit insurance premiums which was partially offset by an increase of $14,000 in advertising and promotion. Federal deposit insurance decreased due to the recapitalization of the Savings Association Insurance Fund of the FDIC. The Company's insurance premium rate was lowered to 6.7 cents per $100 of deposits from 23 cents per $100 of deposits. Advertising and promotion expense primarily increased due to the Company's "Grand Reopening" promotion of the Little Ferry branch which took place during the fourth quarter of 1996. Non-interest expenses other than federal deposit insurance and advertising increased in aggregate, $63,000 or 4.2%.

Income taxes were $199,000 and $161,000 for the six months ended June 30, 1997 and 1996, respectively. The increase resulted from increased pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Savings Bank is required to maintain minimum levels of liquid assets, as defined by the Office Of Thrift Supervision regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is 5%. The Savings Bank's liquidity ratio averaged 17.18% during the six month period ending June 1997.

         The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At June 30, 1997, the Savings Bank had outstanding loan commitments of $6.7 million. In addition, it had $90.9 million in certificates of deposits scheduled to mature within one year of June 30, 1997. Based upon historical experience, management believes that a substantial portion of such deposits will remain with the Savings Bank.

         As of June 30, 1997, the Company had regulatory capital that was in excess of applicable limits. The Company is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its tangible assets, core capital equal to at least 3.00% of adjusted tangible assets and risk-based capital equal to at least 8.00% of risk-weighted assets. At June 30, 1997, the Savings Bank had tangible capital equal to 5.19% of adjusted total assets, core capital equal to 5.19% of adjusted total assets and total capital equal to 12.83% of risk-weighted assets.

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------
                                     PART II


Item 1. Legal Proceedings
        From time to time, the Savings Bank is a party to legal proceedings wherein it enforces its security interest in loans. The Company and the Savings Bank are not engaged in any legal proceedings of a material nature at the present time.

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



                                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                   ------------------------------------------
                                                  (Registrant)



Date: August 7, 1997               /s/Haralambos S. Kostakopoulos
                                   ---------------------------------------------
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer




Date: August 7, 1997               /s/Brian McCourt
                                   ---------------------------------------------
                                   Brian McCourt
                                   Vice President
                                   Treasurer





--------------------------------------------------------------------------------