Form 10QSB
period 1997-09-30
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1997-11-10
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                   FORM 10-QSB

(Mark One)
[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[  ]     TRANSITION report pursuant to section 13 or 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    ----------------------

                             SEC File Number 0-23194

                   First Savings Bancorp of Little Falls, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                         22-3360945
---------------------------------------------------------------------
 (State or other jurisdiction)    (I.R.S. Employer Identification No.)

Registrant's telephone number, including area code (973)  256-2100
                                                   ---------------

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

                                      INDEX
                                      -----


                                                                     Page Number
                                                                     -----------

             PART I -      CONSOLIDATED FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition at September 30, 1997
                  and December 31, 1996 (unaudited)                           1

                  Consolidated Statements of Operations
                  for the Three and Nine Months Ended
                  September 30, 1997 and 1996 (unaudited)                     2

                  Consolidated Statements of Cash Flows
                  of the Nine Months Ended
                  September 30, 1997 and 1996 (unaudited)                   3-4

                  Notes to Consolidated Financial Statements                  5

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             6-9

             PART II -     OTHER INFORMATION                                 10

             SIGNATURES                                                      11

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                   ------------------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (UNAUDITED)


Assets                                                               September 30 1997    December 31, 1996
------                                                               -----------------    -----------------
Cash and amounts due from
     depository institutions                                            $  2,492,303         $  1,319,813
Interest-bearing demand
     deposits in other banks                                               4,897,679            9,353,526
                                                                        ------------         ------------

      Total cash and cash equivalents                                      7,389,982           10,673,339

Securities available for sale, net                                        33,802,248           37,506,700
Investment securities held to maturity, net:
  estimated fair value of $8,619,000(1997) and $2,000,000(1996)            8,613,010            2,000,000
Mortgage-backed securities  held to maturity, net:
  estimated fair value of $10,233,000(1997) and $12,813,000(1996)         10,234,616           12,805,191
Loans receivable, net of allowance for loan
  losses of $567,109(1997) $523,715 (1996)                               108,360,288           94,732,642
Premises and equipment, net                                                2,828,057            2,956,315
Real estate owned, net                                                     1,918,000            2,906,034
Federal Home Loan Bank of New York stock, at cost                          1,106,600              925,600
Interest and dividends receivable, net                                     1,230,309            1,110,765
Other assets                                                               1,296,894            1,117,511
                                                                        ------------         ------------

      Total assets                                                      $176,780,004         $166,734,097
                                                                        ============         ============

Liabilities and stockholder's equity
------------------------------------
Liabilities
-----------
Deposits                                                                $165,278,667         $156,596,114
Advances from Federal Home Loan Bank of NY                              $    557,936                 --
Advance payments by borrowers for
  taxes and insurance                                                        823,450              633,815
Other liabilities                                                            266,159              171,920
                                                                        ------------         ------------

      Total liabilities                                                  166,926,212          157,401,849
                                                                        ------------         ------------

Stockholders' Equity
--------------------
Common Stock (par value $1.00 per share)
     authorized 5,000,000 shares: issued and
     outstanding 440,100 shares                                              440,100              440,100
Additional paid-in capital                                                 3,670,377            3,670,377
Retained earnings-substantially restricted                                 5,484,891            5,062,392
Unrealized gain on  securities available for sale                            258,424              159,379
                                                                        ------------         ------------

      Total stockholders' equity                                           9,853,792            9,332,248
                                                                        ------------         ------------

      Total liabilities and stockholders' equity                        $176,780,004         $166,734,097
                                                                        ============         ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     -------------------------    ------------------------
                                                         SEPTEMBER 30                  SEPTEMBER 30
                                                        1 9 9 7     1 9 9 6          1 9 9 7       1 9 9 6
                                                        -------     -------          -------       -------
Interest income
     Loans                                           $ 2,322,787   $ 1,916,580    $ 6,407,461   $ 5,646,612
     Mortgage-backed securities                          708,525       859,822      2,244,161     2,405,087
     Investments and other                               239,523        72,888        759,455       438,514
                                                     -----------   -----------    -----------   -----------

        Total interest income                          3,270,835     2,849,290      9,411,077     8,490,213
                                                     -----------   -----------    -----------   -----------
Interest expense
     Deposits                                          2,052,902     1,632,289      6,015,987     4,815,377
     Borrowed Money                                        9,458       178,551         11,044       528,654
                                                     -----------   -----------    -----------   -----------

        Total Interest expense                         2,062,360     1,810,840      6,027,031     5,344,031
                                                     -----------   -----------    -----------   -----------

Net interest income                                    1,208,475     1,038,450      3,384,046     3,146,182

     Provision for loan losses                            25,000        25,000         75,000        75,000

                                                     -----------   -----------    -----------   -----------
Net interest income after
     provision of loan losses                          1,183,475     1,013,450      3,309,046     3,071,182
                                                     -----------   -----------    -----------   -----------

Non-interest income
     Service charges                                      20,137        23,368         66,726        69,704
     Miscellaneous                                        20,723        19,887         49,230        54,533
     Gain on sale of securities available for sale          --            --            7,836          --
                                                     -----------   -----------    -----------   -----------
        Total non-interest income
                                                          40,860        43,255        123,792       124,237
                                                     -----------   -----------    -----------   -----------
Non-interest expense
     Salaries and employee benefits                      366,059       335,301      1,092,206     1,036,742
     Net occupancy expense                                58,746        60,843        183,738       194,673
     Equipment                                            93,438        86,967        274,631       259,722
     Loss  on foreclosed real estate                      86,941        32,230        159,928        90,338
     Federal insurance premium                            24,975       924,460         72,678     1,074,198
     Advertising and promotion                            17,938        15,491         70,116        53,593
     Legal fees                                           32,440        23,409        127,620       112,954
     Miscellaneous                                       169,090       179,218        518,209       510,402
                                                     -----------   -----------    -----------   -----------

        Total non-interest expenses                      849,627     1,657,919      2,499,126     3,332,622
                                                     -----------   -----------    -----------   -----------

Income(loss) before income taxes(benefit)                374,708      (601,214)       933,712      (137,203)

Income taxes(benefit)                                    134,178      (209,770)       333,663       (49,000)
                                                     -----------   -----------    -----------   -----------

Net income(loss)                                         240,530      (391,444)       600,049       (88,203)

Preferred stock dividends                                   --          42,500           --         127,500
                                                     -----------   -----------    -----------   -----------

Net income(loss) applicable to common shares         $   240,530   ($  433,944)   $   600,049   ($  215,703)
                                                     ===========   ===========    ===========   ===========

Net income(loss) per common share and common
     stock equivalents                               $      0.55   ($     0.89)   $      1.36   ($     0.20)

Weighted average number of common
     shares and common stock
     equivalents outstanding                             440,100       440,100        440,100       440,100

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                   1997            1996
                                                                                   ----            ----
Cash flows from operating activities:
-------------------------------------
  Net income                                                                 $    600,049    ($    88,203)
  Adjustments to reconcile net income to
  --------------------------------------
   net cash  provided by operating activities:
   -------------------------------------------
    Depreciation                                                                  211,844         212,918
    Amortization of premiums, discounts and fees, net                             178,753         221,170
    Provision for loan losses                                                      75,000          75,000
    Provision for Real Estate Owned losses                                         38,511          45,500
    Net loss(gains) on sales of real estate owned                                   8,806         (37,287)
    Net gain on sales of securities available for sale                             (7,836)           --
  (Increase) decrease in  interest and dividends receivable, net                 (119,544)        240,677
   (Increase)decrease in other assets                                            (257,715)         64,864
    Increase (decrease) in accrued interest payable                                37,959         (90,795)
    Increase  in other liabilities                                                136,739         790,210
    Amortization of branch premium                                                 24,999          27,777
--------------------------------------------------------------------------   ------------    ------------
Net cash  provided by  operating activities                                       927,565       1,461,831
--------------------------------------------------------------------------   ------------    ------------

Cash flows from investing activities:
-------------------------------------
    Purchase of securities available for sale                                  (3,177,687)     (7,128,915)
    Purchase of mortgage-backed securities held to maturity                          --       (16,640,944)
    Proceeds from Investment securities held to maturity matured or called      8,000,000      16,000,000
    Proceeds from sale of securities available for sale                         3,340,763            --
    Purchase of investment securities held to maturity                        (14,607,815)           --
    Securities available for sale repayments                                    3,493,462       4,444,566
    Mortgage-backed securities held to maturity repayments                      2,567,325       1,520,071
    Net  increase in loans receivable                                         (13,012,217)     (3,594,973)
    Additions to premises and equipment                                           (83,586)       (220,306)
    Additions to real estate owned                                                (51,355)       (145,822)
    Payments received on real estate owned                                          6,000          10,400
    Proceeds from sales of real estate owned                                      323,073         835,780
    Purchase of Federal Home Loan Bank of NY stock                               (181,000)       (102,300)
--------------------------------------------------------------------------   ------------    ------------
Net cash used in  investment activities                                       (13,383,037)     (5,022,443)
--------------------------------------------------------------------------   ------------    ------------

Cash flows from financing activities:
-------------------------------------
    Net increase in deposits                                                    8,644,594       7,459,610
    Increase(decrease) in Federal Home Loan Bank Advances                         568,000      (3,400,000)
    Payment of Federal Home Loan Bank Advances                                    (10,064)           --
    Increase in advance payments by
       borrowers for taxes and insurance                                          189,635          97,306
    Preferred stock dividends paid                                                (42,500)       (170,000)
    Common stock dividends paid                                                  (177,550)        (50,050)
--------------------------------------------------------------------------   ------------    ------------
Net cash provided by financing activities                                       9,172,115       3,936,866
--------------------------------------------------------------------------   ------------    ------------

Net (decrease) increase in cash and cash equivalents                           (3,283,357)        376,254
Cash and cash equivalents -- beginning                                         10,673,339       1,127,575

                                                                             ============    ============
Cash and cash equivalents -- end                                             $  7,389,982    $  1,503,829
                                                                             ============    ============

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   UNAUDITED)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                              1997       1996
                                                              ----       ----
Supplemental disclosures of cash flows information:
---------------------------------------------------
    Cash paid  during the period for:
    ---------------------------------
      Interest                                            $5,989,072   $5,177,310
                                                          ==========   ==========

      Income taxes                                        $  231,669   $        0
                                                          ==========   ==========

Supplemental disclosure of noncash activities:
----------------------------------------------
   Increase(decrease) in unrealized gain on securities,
      net of deferred income taxes                        $   99,045   $   42,790
                                                          ==========   ==========



    Loans transferred to real estate owned                      --     $  449,865
                                                          ==========   ==========
    Loans originated to facilitate the sale of
     real estate owned                                    $  663,000   $        0
                                                          ==========   ==========



  Preferred stock dividend declared but not yet paid      $     --     $   92,500
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

         These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of operations, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------


FINANCIAL CONDITION AT SEPTEMBER 30, 1997

    Total assets of the Company increased $10.1 million or 6.1% from $166.7 million at December 31, 1996 to $176.8 million as September 30, 1997 primarily due to a $13.6 million increase in loans receivable, and a $6.6 million increase in net investment securities held to maturity, offset by a $4.5 million decrease in interest bearing demand deposits in other banks, a $2.6 million decrease in net mortgage-backed securities held to maturity, and a $3.7 million net decrease in securities available for sale. Funding for the increase in asset growth was mainly provided by FHLB borrowings of $558,000 and an increase in deposits of $8.7 million..

   At September 30, 1997, non-performing assets were $3.6 million, or 2.01% of total assets, compared to $3.8 million, or 2.18% of total assets at June 30, 1997. At September 30, 1997, non-performing assets were comprised of $1.5 million in residential mortgage loans, a $91,000 non-residential mortgage loan, $4,000 in consumer loans, and $1.9 million of other real estate owned. These credits are well collateralized and therefore, the Bank does not anticipate any material losses from their disposition. The decrease was mostly due to the disposition of two real estate owned properties totaling $387,000 which was partially offset by the increase of smaller residential loans during the three month period ended September 30, 1997.

   Deposits, after interest credited increased $8.7 million or 5.6% from $156.6 million at December 31, 1996 to $165.3 million at September 30, 1997. The increase resulted primarily from the growth of certificates of deposit, Now accounts and the Company's response to the general increase in rates offered by other bank's in the market area. The Company did not offer promotional rates on deposits during this quarter. The Bank increased its FHLB borrowings by $568,000 during the three month period ended June 30, 1997 and paid down this borrowings by $10,000 during the current quarter. The new borrowing is an amortizing advance over a ten year period that was used to fund a loan for a community reinvestment project located in our local community.

                RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
                ------------------------------------------------
                               SEPTEMBER 30, 1997
                               ------------------

   Net income for the three month period ended September 30, 1997 was $241,000 compared to a net loss of $391,000 for the three month period ended September 30, 1996. The increase in earnings was primarily due to a $170,000 increase in net interest income and a $808,000 decrease in non-interest expense, offset by a $134,000 income tax expense during the three month period ended September 30, 1997 compared to a $210,000 benefit during the same period last year.

   For the three months ended September 30, 1997, net interest income increased $170,000 from $1.0 million for the same period in 1996 to $1.2 million in 1997. The primary reason for the increase was that the average balances of the securities and loan portfolios increased $15.3 million due to asset growth from the origination of whole loans and the purchase of investment securities held to maturity during the three month period ended September 30, 1997 compared to the same period last year. Declining interest rates partially offset the increase in net interest income. The interest rate spread and net interest margin declined to 2.82% and 2.81% respectively during the three months ended September 30, 1997 compared to 2.92% and 2.90%, respectively, for the same period of 1996. The lower spread and margin are primarily due to a lower yield on earning assets and higher cost of funds in the third quarter of 1997.

 Non-interest expense decreased $808,000 or 48.8% from $1.7 million for the three month period ended September 30, 1996 to $850,000 for the three month period ended September 30, 1997. This decrease was primarily due to a $899,000 decrease in federal deposit insurance premiums which was offset by an increase of $55,000 in loss on foreclosed real estate. Federal deposit insurance decreased due to the recapitalization of the Savings Association Insurance Fund of the FDIC during the 1996 period. The Company's insurance premium rate was lowered to 6.7 cents per $100 of deposits from 23 cents per $100 of deposits. During the three month period ended September 30, 1996 the Bank was also required to be charged a one time assessment to recapitalized the fund. The Bank recorded a one time expense of $845,000 which was calculated at 65.7 basis points of the total savings deposit base as of March 31, 1995. The increase in loss on foreclosed real estate expense was due to a $39,000 loss provision during the three month period ended September 30, 1997 compared to no loss provisions during the same period last year and higher holding costs on properties during the three month period ended September 30, 1997 compared to the same period last year.

Non-interest expenses other than federal deposit insurance and loss on foreclosed real estate in the aggregate, increased $36,000 or 5.2%. Income tax expense was $134,000 for the three month period September 30, 1997 compared to a income tax benefit of $210,000 for the three month period ended September 30, 1996. The change was the result of the change in pre-tax earnings.

                 RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
                 -----------------------------------------------
                               SEPTEMBER 30, 1997
                               ------------------

Net income for the nine month period ended September 30, 1997 was $600,000 compared to a net loss of $88,000 for the nine month period ended September 30, 1996. The increase in earnings was primarily due to a $238,000 increase in net interest income and a $833,000 decrease in non-interest expense, offset by a $334,000 income tax expense during the nine month period ended September 30, 1997 compared to a $49,000 benefit during the same period last year.

   For the nine months ended September 30, 1997, net interest income increased $238,000 from $3.1 million for the same period in 1996 to $3.4 million in 1997. The primary reason for the increase was that the average balances of the securities and loan portfolio increased $15.0 million due to asset growth from the origination of whole loans and the purchase of investment securities held to maturity during the nine month period ended September 30, 1997 compared to the same period last year. Declining interest rates partially offset the increase in net interest income. The interest rate spread and net interest margin declined to 2.74% and 2.73%, respectively, during the nine months ended September 30, 1997 compared to 2.94% and 2.92%, respectively, for the same period in 1996. The lower spread and margin are primarily due to a lower yield on earning assets and higher cost of funds in the first nine months of 1997.

   Non-interest  expense  decreased  $833,000 or 25.0% from $3.3 million for the nine month period ended September 30, 1996 to $2.5 million for the nine month period ended September 30, 1997. This decrease was primarily due to a $1.0 million reduction in federal deposit insurance premiums which was partially offset by an increase of $70,000 in loss on foreclosed real estate. Federal deposit insurance decreased due to the recapitalization of the Savings Association Insurance Fund of the FDIC during the 1996 period.

The Company's insurance premium rate was lowered to 6.7 cents per $100 of deposits from 23 cents per $100 of deposits. During the nine month period ended September 30, 1996 the Bank was also required to be charged a one time assessment to recapitalized the fund. The Bank recorded a one time expense of $845,000 which was calculated at 65.7 basis points of the total savings deposit base as of March 31, 1995. The increase in loss on foreclosed real estate expense was due to a $8,000 loss on sale of REO properties during the nine month period ended September 30, 1997 compared to a $37,000 gain on sale of REO properties during the same period last year, a $7,000 increase in loss provision, and higher holding costs on properties during the nine month period ended September 30, 1997 compared to the same period last year. Non-interest expenses other than federal deposit insurance, and loss on foreclosed real estate increased in the aggregate, $99,000 or 4.6%.

 Income tax expense was $334,000 for the nine month period ended September 30, 1997 compared to a income tax benefit of $49,000 for the nine month period ended September 30, 1996 which was the result of pre-tax earnings and pre-tax losses respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   The Bank is required to maintain minimum levels of liquid assets, as defined by the Office of Thrift Supervision regulations. This requirement, which may be varied by from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is 5%. The Bank's liquidity ratio averaged 13.82% during the nine month period ending September 1997.

   The Bank anticipates that it will have sufficient funds available to meet its current loan commitments, investment purchases, and normal savings withdrawals. At September 30, 1997, the Savings Bank had outstanding loan commitments of $60,000 and commitments to purchase investment securities of $2.0 million. In addition, it had $99.2 million in certificates of deposit scheduled to mature within one year of September 30, 1997. Based upon historical experience, management believes that a substantial portion of such deposits will remain with the Bank.

   As of September 30, 1997, the Bank had regulatory capital that was in excess of applicable limits. The Bank is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its tangible assets, core capital equal to at least 3.00% of adjusted tangible assets and risk-based capital equal to at least 8.00% of risk-weighted assets. At September 30, 1997, the Bank had tangible capital equal to 5.23% of adjusted total assets, core capital equal to 5.23% of adjusted total assets and total risk-based capital equal to 12.58% of risk-weighted assets.

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------
                                     PART II
                                     -------


Item 1.  Legal Proceedings
             The Company and the Bank are not engaged in any legal proceedings of a material nature at the present time. From time to time, the Savings Bank is a party to legal proceedings wherein it enforces its security interest in loans.

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



                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------




Date:  November 10,  1997               /s/Haralambos S. Kostakopoulos
                                        ----------------------------------------
                                        Haralambos S. Kostakopoulos
                                                          President
                                            Chief Executive Officer




Date:  November 10, 1997                /s/Brian McCourt
                                        ----------------------------------------
                                                      Brian McCourt
                                                     Vice President
                                                          Treasurer



--------------------------------------------------------------------------------