Form 10KSB40
period 1997-12-31
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1998-03-31
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1997
                                   -----------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from              to             .
                                        ------------    ------------

Commission File No. 0-23194
                   First Savings Bancorp of Little Falls, Inc.
               --------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

New Jersey                                                       22-1284835
------------------------------------------                    -----------------
(State or Other Jurisdiction of Incorporation                  I.R.S. Employer
or Organization)                                              Identification No.

7 Center Avenue, Little Falls, New Jersey                           07424
-----------------------------------------                         ----------
(Address of Principal Executive Offices                           (Zip Code)

Issuer's Telephone Number, Including Area Code:                (973) 256-2100
                                                              ---------------

Securities registered under to Section 12(b) of the Exchange Act:  None
                                                                   ----

Securities registered under to Section 12(g) of the Exchange Act:

                     Common Stock, par value $1.00 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X       NO       .
      -----        ------

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year:   $794,112

         The registrant's voting common stock is not regularly or actively traded in any established market. Approximately 90% of the common stock is held by affiliates. There is no non-voting common stock issued or outstanding.

         As of March 1, 1998, there were issued and outstanding 440,100 shares of common stock.

         Transition Small Business Disclosure Format (check one):
YES      NO   X
    ---      ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 1997. (Part II)
         2. Portions of the Proxy Statement for the Annual Meeting of Stockholders for the Fiscal Year ended December 31, 1997. (Part III)

                                     PART I

         FIRST SAVINGS BANCORP OF LITTLE FALLS, INC. (THE "COMPANY") MAY FROM TIME TO TIME MAKE WRITTEN OR ORAL "FORWARD-LOOKING STATEMENTS", INCLUDING STATEMENTS CONTAINED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION (INCLUDING THIS ANNUAL REPORT ON FORM 10-KSB AND THE EXHIBITS THERETO), IN ITS REPORTS TO STOCKHOLDERS AND IN OTHER COMMUNICATIONS BY THE COMPANY, WHICH ARE MADE IN GOOD FAITH BY THE COMPANY PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS, THAT ARE SUBJECT TO CHANGE BASED ON VARIOUS IMPORTANT FACTORS (SOME OF WHICH ARE BEYOND THE COMPANY'S CONTROL). THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE THE COMPANY'S FINANCIAL PERFORMANCE TO DIFFER MATERIALLY FROM THE PLANS, OBJECTIVES, EXPECTATIONS, ESTIMATES AND INTENTIONS EXPRESSED IN SUCH FORWARD-LOOKING STATEMENTS: THE STRENGTH OF THE UNITED STATES ECONOMY IN GENERAL AND THE STRENGTH OF THE LOCAL ECONOMIES IN WHICH THE COMPANY CONDUCTS OPERATIONS; THE EFFECTS OF, AND CHANGES IN, TRADE, MONETARY AND FISCAL POLICIES AND LAWS, INCLUDING INTEREST RATE POLICIES OF THE BOARD OF GOVERNORS OF THE FEDERAL RESERVE SYSTEM, INFLATION, INTEREST RATE, MARKET AND MONETARY FLUCTUATIONS; THE TIMELY DEVELOPMENT OF AND ACCEPTANCE OF NEW PRODUCTS AND SERVICES OF THE COMPANY AND THE PERCEIVED OVERALL VALUE OF THESE PRODUCTS AND SERVICES BY USERS, INCLUDING THE FEATURES, PRICING AND QUALITY COMPARED TO COMPETITORS' PRODUCTS AND SERVICES; THE WILLINGNESS OF USERS TO SUBSTITUTE COMPETITORS' PRODUCTS AND SERVICES FOR THE COMPANY'S PRODUCTS AND SERVICES; THE SUCCESS OF THE COMPANY IN GAINING REGULATORY APPROVAL OF ITS PRODUCTS AND SERVICES, WHEN REQUIRED; THE IMPACT OF CHANGES IN FINANCIAL SERVICES' LAWS AND REGULATIONS (INCLUDING LAWS CONCERNING TAXES, BANKING, SECURITIES AND INSURANCE); TECHNOLOGICAL CHANGES, ACQUISITIONS; CHANGES IN CONSUMER SPENDING AND SAVING HABITS; AND THE SUCCESS OF THE COMPANY AT MANAGING THE RISKS INVOLVED IN THE FOREGOING.

         THE COMPANY CAUTIONS THAT THE FOREGOING LIST OF IMPORTANT FACTORS IS NOT EXCLUSIVE. THE COMPANY DOES NOT UNDERTAKE TO UPDATE ANY FORWARD- LOOKING STATEMENT, WHETHER WRITTEN OR ORAL, THAT MAY BE MADE FROM TIME TO TIME BY OR ON BEHALF OF THE COMPANY.

Item 1.  Business
-----------------

General

         In March 1993, First Savings Bancorp of Little Falls, Inc., a New Jersey Corporation, (the "Company") became a unitary savings and loan holding company upon the completion of the reorganization of First Savings Bank of Little Falls, F.S.B. ("First Savings" or the "Savings Bank") into a holding company form of ownership. At that time, the Company acquired all of the outstanding common stock of the Savings Bank. The Savings Bank's common stock was originally issued in connection with the Savings Bank's conversion from mutual to stock form in September 1992. The principal asset of the Company consists of 100% of the issued and outstanding shares of common stock of the Savings Bank. At December 31, 1997, the Company had total assets of $178.1 million, total deposits of $166.8 million and total stockholders equity of $9.9 million.

         The principal business of the Savings Bank is the acceptance of savings deposits from the general public and the origination and purchase of mortgage loans for the purpose of constructing, financing or refinancing one- to four-family residences and the purchase of mortgage-backed securities. The Savings Bank also originates home equity loans.

Competition

         The Savings Bank's primary market area consists of Bergen and Passaic counties in northern New Jersey, and is one of many financial institutions serving its market area. The competition for deposit products comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions in the Savings Bank's market area. Deposit competition also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition comes from other insured financial institutions such as commercial banks, thrift institutions and credit unions.

Lending Activities

         Loan Portfolio Data. Set forth below is selected data relating to the composition of the Savings Bank's loan portfolio by type of loan as of the dates indicated, including a reconciliation of gross loans receivable after consideration of deferred loan origination fees and costs, net and allowance for loan losses.

                                                                      At December 31,
                                                    ----------------------------------------------------------
                                                             1997                              1996
                                                    ------------------------         -------------------------
                                                       $                %                $                %
                                                      ---              ---              ---              ---
                                                                  (Dollars in Thousands)
Type of Loan Real estate loans:
  1-4 family..............................          $83,317            78.38%        $ 74,157            77.68%
  Other dwellings.........................            5,021             4.72            3,311             3.47
  Non-residential.........................            6,222             5.85            6,817             7.14
  Commercial loans........................            4,655             4.38            3,954             4.15
Consumer loans:
  Home equity.............................            4,399             4.14            4,681             4.90
  Savings account loans...................              629              .59              814              .85
  Home improvement loans..................            1,346             1.27            1,091             1.14
  Student loans...........................               91              .09              116              .12
  Other loans.............................              619              .58              527              .55
                                                   --------           ------          -------           ------
     Total gross loans....................          106,299           100.00%          95,468           100.00%
                                                   --------           ======          -------           ======
Less:
  Deferred loan origination fees
   and costs, net.........................             (236)                             (211)
  Allowance for loan losses...............             (596)                             (524)
                                                   --------                           -------
                                                       (832)                             (735)
                                                   --------                           -------
     Total loans, net.....................         $105,467                           $94,733
                                                   ========                           =======

         Loan Maturity Tables. The following table sets forth the contractual maturity of the Savings Bank's loan portfolio at December 31, 1997. The table does not include prepayments or scheduled principal repayments. All mortgage loans are shown as maturing based on contractual maturities.

                                                                       Due after
                                                Due within             1 through             Due after
                                                  1 year                5 years               5 years                 Total
                                                  ------                -------               -------                ------
                                                                                  (In Thousands)

1-4 family and other dwellings.............       $  932                 $2,213               $85,193              $ 88,338
Non-residential............................        1,416                  4,303                   503                 6,222
Commercial and consumer....................          745                  2,981                 8,013                11,739
                                                  ------                 ------               -------              --------
                                                  $3,093                 $9,497               $93,709              $106,299
                                                  ======                 ======               =======              ========

         The following table sets forth the dollar amount of all loans due after December 31, 1998, which have predetermined interest rates and which have floating or adjustable interest rates.

                                                               Floating or
                                          Fixed Rates        Adjustable Rates         Total
                                                              (In Thousands)

1-4 family and other dwellings .......      $ 51,351            $ 36,055            $ 87,406
Non-residential ......................         1,238               3,568               4,806
Commercial and consumer ..............         2,352               8,642              10,994
                                            --------            --------            --------
    Total ............................      $ 54,941            $ 48,265            $103,206
                                            ========            ========            ========

         One- to Four-Family Residential Loans. The Savings Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans secured by property located in the Savings Bank's primary market areas. Typically, such residences are single family homes that serve as the primary residence of the owner. Additionally, this loan category includes a relatively small amount of loans collateralized by mixed use properties which are primarily residential, but have some commercial use as well. The Savings Bank generally originates owner-occupied one- to four-family residential mortgage loans in amounts up to 80% of the lesser of the appraised value or selling price of the mortgaged property ("the loan to value ratio") without requiring mortgage insurance. When a loan origination is over $300,000, the maximum loan to value ratio is reduced to 70%. The maximum loan amount for such loans is handled on a case by case basis. First Savings also originates mortgage loans in an amount up to 90% of the lesser of the appraised value or selling price of a mortgaged property, however, mortgage insurance is required for the amount in excess of 80% of such value. The Savings Bank originates adjustable-rate and fixed-rate mortgage loans which generally have terms between 15 and 30 years.

         During 1998, the Savings Bank plans to become a service seller of loans with either the Federal Home Loan Mortgage Association ("FHLMC") or the Federal National Mortgage Association ("FNMA"). The Savings Bank will sell the majority of fixed-rate 30 year loans it originates and retain the servicing of these loans. As of December 31, 1997, the Savings Bank had applications on file with both FHLMC and FNMA.

         The Savings Bank requires the borrower to qualify for an adjustable rate mortgage loan at a rate that is 2.75% above the interest rate at loan origination. The Savings Bank's adjustable rate loans generally reprice annually with interest rate adjustment limitations of 2% per year and 6% over the life of the loan. The Savings Bank offers adjustable-rate mortgage loans with initial interest rates set below the fully indexed rate.

         Adjustable-rate mortgage loans decrease the risks associated with changes in interest rates by more closely reflecting these changes, but involve other risks because as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the adjustable-rate mortgage loan documents, thereby potentially limiting their effectiveness during periods of rising interest rates. These risks have not had an adverse effect on the Savings Bank.

         Non-Residential Loans. The non-residential real estate loans consist of multi-family loans, including loans on apartment complexes. These loans are generally originated in amounts up to 80% of the appraised value for a maximum term of 20 years.

         Multi-family loans generally provide higher interest rates than can be obtained from single-family mortgage loans. Multi-family lending, however, entails significant additional risks when compared with one- to four-family residential lending. For example, multi-family loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the real estate project, and these risks can be significantly impacted by supply and demand conditions in the market for multi-family residential units.

         Commercial Loans. Commercial loans, other than non-residential real estate loans, consist of, among other things, equipment loans and loans secured by real estate, such as small office building loans. Loans secured by commercial property may be in amounts up to 80% of the appraised value for a maximum term of 25 years.

         Commercial lending entails significant additional risks when compared with one- to four-family residential lending. For example, non-residential loans typically involve larger loan balances to single borrowers or groups of related borrowers, the payment experience on such loans typically is dependent on the successful operation of the project and these risks can be significantly impacted by the cash flow of the borrowers and supply and demand conditions in the market for commercial office, retail and warehouse space.

         Consumer Loans. The Savings Bank offers consumer loans in order to provide a wider range of financial services to its customers. Savings account loans are offered subject to a 90% loan to value ratio and home improvement loans are offered subject to a 70% loan to value ratio.

         Loan Approval Authority and Underwriting. Loans under $25,000 may be approved by a loan officer. Loans of $25,000 up to $500,000 must be approved by the Loan Committee which is comprised of the Chairman of the Board, the President, the loan officer and mortgage underwriter. Loans for amounts over $500,000 must be approved by the Board of Directors of the Savings Bank.

         Upon receipt of a completed loan application from a prospective borrower, a credit report is generally ordered, income and certain other information is verified and, if necessary, additional financial information is requested. An appraisal of the real estate intended to be used as security for the proposed loan is obtained. Appraisals are obtained from independent fee appraisers. For real estate loans, the Savings Bank requires either title insurance or a title opinion. Borrowers must also obtain fire and casualty insurance (for loans on property located in a flood zone, flood insurance is required) prior to the closing of the loan.

         Loan Commitments. The Savings Bank issues written commitments to prospective borrowers on all approved real estate loans. Generally, the commitment requires acceptance within 60 days of the date of issuance. At December 31, 1997, the Savings Bank had $975,000 of commitments to cover originations. Management believes that virtually all of the Savings Bank's commitments will be funded.

         Loans to One Borrower. Regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and unimpaired surplus of the Savings Bank. The Savings Bank is authorized to lend up to an additional 10% of unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Savings banks are authorized to make loans to one borrower, for any purpose, in an amount up to $500,000. The Savings Bank's maximum loan-to-one borrower limit was approximately $1.5 million at December 31, 1997. At December 31, 1997, the aggregate loans outstanding to our three largest borrowers, in excess of $800,000, were approximately $939,000, $881,000 and $836,000, respectively. These loans were secured loans and were within our lending limit.

Non-Performing Assets

         Loan Delinquencies. Loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is doubtful. Residential and commercial mortgage loans are placed on non-accrual status when either principal or interest is 90 days or more past due and management considers the interest uncollectible or when the Savings Bank commences foreclosure proceedings. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

         Real estate acquired by the Savings Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired, it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

         The following table sets forth information regarding non-performing loans and real estate owned.

                                                                At December 31,
                                                             -------------------
                                                              1997         1996
                                                             ------       ------
                                                                (In Thousands)
Loans accounted for on a non-accrual basis:
Real estate loans:
  1-4 family .........................................       $1,450       $  476
  All other real estate loans ........................        1,027        1,076
  Commercial and consumer ............................          124           87
                                                             ------       ------
    Total non-accrual loans ..........................       $2,601       $1,639
                                                             ------       ------
Restructured loans:
  Real estate loans ..................................          406        1,313
                                                             ------       ------
Total non-accrual and restructured loans .............       $3,007       $2,952
                                                             ------       ------
Real estate owned, net ...............................        1,640        2,906
                                                             ------       ------
Total non-performing assets (1) ......................       $4,647       $5,858
                                                             ======       ======

------------------
(1) In 1997 and 1996, there were no accruing loans which were contractually past 90 days or more.

         Interest income that would have been recorded on loans on a non-accrual status, under the original terms of such loans, would have totaled $292,000 for the year ended December 31, 1997. Actual income recorded on these loans during the year ended December 31, 1997 totaled $161,000.

         Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that does not currently warrant classification in one of the aforementioned categories.

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital.

         In accordance with its classification of assets policy, the Savings Bank regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1997, the Savings Bank had classified $4.0 million of assets as substandard, no assets as doubtful, and $1.2 million of assets as special mention.

         Potential Problem Loans.

         Hazlett, Gas Station/Car Wash, Fort Lee, New Jersey. The original loan was made in the amount of $900,000 in March 1991 and is secured by a gas station and car wash facility. As of December 31, 1997, the loan had an outstanding balance of $881,000. The loan has been restructured and is presently classified as special mention.

         Real Estate Owned. The following is a summary of significant properties in the Savings Bank's real estate owned portfolio as of December 31, 1997.

         Office Building in Fairfield, New Jersey (Chief Plaza). The original loan, made in June 1989, on this three story office building was in the amount of $500,000 with a total loan commitment of $2,500,000. In November 1997, the property was appraised at $1,600,000. As of December 31, 1997, the book value of this property was $1.5 million. The Company is planning to develop this property into senior citizen housing.

         Allowance for Loan Losses. It is management's policy to provide for estimated losses on its loan portfolio. Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Savings Bank, the amount of the Savings Bank's classified assets, the status of past due principal and interest payments, general economic conditions, particularly as they relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. Management of the Savings Bank assesses the allowance for loan losses on a quarterly basis and will make provisions for loan losses as deemed appropriate by management in order to maintain the adequacy of the allowance for loan losses. However, there can be no assurance that the allowance for loan losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for loan losses will not be required.

         The following table sets forth information with respect to the Savings Bank's allowance for loan losses and real estate owned for the periods indicated.

                                                              At December 31,
                                                            -------------------
                                                            1997          1996
                                                            ----          -----
                                                              (In Thousands)
Allowance balances (at beginning of period) ..........     $  524       $  389
Provision:
  Real estate ........................................        101          142
  Commercial and consumer ............................         --
Charge-offs:
  Real estate ........................................         --           --
  Commercial and consumer ............................        (37)          (7)
                                                           ------       ------
Recoveries ...........................................          8           --
                                                           ------       ------
Allowance balance (at end of period) .................     $  596       $  524
                                                           ======       ======
Net loans charged off as a percent of average
  loans outstanding ..................................        .03%         .01%
Allowance as a percent of:
  Total loans ........................................        .56%         .55%
  Non performing loans ...............................      19.83%       17.75%


                                                            At December 31,
                                                       ------------------------
                                                        1997              1996
                                                       -------          -------
                                                            (In Thousands)

Total real estate owned, gross ...............         $ 1,675          $ 3,444
                                                       =======          =======
Allowance balances - beginning ...............         $   538          $   303
Provision ....................................              37              256
Charge-offs ..................................            (540)             (21)
                                                       -------          -------
Allowance balances - ending ..................         $    35          $   538
                                                       =======          =======

Analysis of the Allowance for Loan Losses

         The following table sets forth the allocation of the allowance by category, which management believes can be allocated only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future loss and does not restrict the use of the allowance to absorb losses in any category:


                                                  At December 31
                                  -----------------------------------------------------
                                        1997                        1996
                                       ------                       -----
                                                  (Dollars In Thousands)
                                              Percent of                   Percent of
                                             Loans in Each                Loans in Each
                                              Category to                  Category to
                                    $         Total Loans     $            Total Loans
                                   ---        -----------    ---           -----------

Real estate ..............        $408            88.96%     $248            88.29%
Commercial ...............         107             4.38       247             4.15
Consumer .................          81             6.66        29             7.56
                                  ----           ------      ----           ------
      Total ..............        $596           100.00%     $524           100.00%
                                  ====           ======      ====           ======



Investment Activities and Mortgage-Backed Securities

         General. The Savings Bank is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. The Savings Bank has generally maintained a liquidity portfolio well in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Savings Bank's loan origination and other activities.

         The Savings Bank's investment securities and mortgage-backed securities portfolios at December 31, 1997 did not contain securities of any issuer with an aggregate book value in excess of 10% of the Savings Bank's liquidity, excluding those issued by the United States or its agencies.

         Mortgage-Backed Securities. To supplement lending activities, the Savings Bank has invested in mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity.

         Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Savings Bank. Such quasi-governmental agencies, which guarantee the payment of principal and interest to investors, primarily include FHLMC, FNMA, Government National Mortgage Association ("GNMA"), and Small Business Administration ("SBA").

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

         Real Estate Mortgage Investment Conduits ("REMIC") are typically issued by a special purpose entity, which may be organized in a variety of legal forms, such as a trust, a corporation or a partnership. The entity aggregates pools of pass-through securities or mortgage loans, which are used to collateralize the mortgage related securities. Once combined, the cash flows can be divided into "tranches" or "classes" of individual securities, thereby creating more predictable average lives for each security than the underlying pass-through pools of mortgage loans. Accordingly, under this security structure, all principal paydowns from the various mortgage pools or mortgage loans are allocated to a mortgage-related securities' class or classes structured to have priority until it has been paid off. These securities generally have fixed interest rates, and as a result, changes in interest rates generally would affect the market value and possibly the prepayment rates of such securities. The characterization of a mortgage-related security as a REMIC relates solely to the tax treatment of the mortgage related security under the Internal Revenue Code.

Investment Activities

         The following table sets forth the carrying value of the Company's investment portfolio, mortgage-backed securities, and Federal Home Loan Bank ("FHLB") stock at the dates indicated. At December 31, 1997, the market value of the investment securities that are held to maturity was $19.6 million and the market value of investment securities available for sale was $31.2 million, with a cost basis of $30.8 million.

                                                               At December 31,
                                                               ----------------
                                                                1997      1996
                                                               -------   ------

                                                                (In Thousands)
Investment Securities:

U.S. government agency securities held to maturity .........   $19,644   $ 2,000
                                                               -------   -------

Atlantic Central Bank Stock (Common Stock) available for
sale .......................................................        30        --
                                                               -------   -------

Mortgage-backed securities available for sale (1):
  GNMA .....................................................    10,065    12,317
  FNMA .....................................................     2,121     3,641
  FHLMC ....................................................       681     1,655
  SBA ......................................................    16,409    19,894
  FNMA-REMIC ...............................................     1,920        --
                                                               -------   -------
     Total mortgage-backed securities available for sale ...    31,196    37,507
                                                               -------   -------
     Total available for sale ..............................    31,226    37,507
                                                               -------   -------

Mortgage-backed securities held to maturity:
  GNMA .....................................................        32        39
  FNMA .....................................................     1,540     1,809
  FHLMC ....................................................     7,843     9,957
  FHLMC - REMIC ............................................     1,000     1,000
                                                               -------   -------
                                                                10,415    12,805
                                                               -------   -------
FHLB - New York Stock ......................................     1,107       823
                                                               -------   -------
    Total ..................................................   $62,392   $53,135
                                                               =======   =======


(1) Carried at market value.

         The following table sets forth information regarding the scheduled maturities, carrying values, market value and weighted average yields for the Savings Bank's investment securities portfolio at December 31, 1997. The table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                                                             As of December 31, 1997
                          ------------------------------------------------------------------------------------------------------
                                            More than One to More than Five to
                                            ---------------- -----------------
                           One Year or Less     Five Years        Ten Years     More than Ten Years  Total Investment Securities
                           ----------------     ----------        ---------     -------------------  ---------------------------
                          Carrying  Average  Carrying Average Carrying  Average Carrying Average    Carrying    Average   Market
                           Value     Yield    Value    Yield    Value    Yield    Value   Yield       Value      Yield    Value
                           -----     -----    -----    -----    -----    -----   -----    -----       -----      -----    -----
                                                            (Dollars In Thousands)

U.S. government agency
  securities held to
  maturity................$1,000  7.87%     $ 2,000    6.98%   $ 7,000  7.11%    $9,644    7.59%    $19,644      7.37%   $19,619
Atlantic Central Bank
 Stock ...................    30  8.00           --      --         --    --         --      --          30      8.00         30
Mortgage-backed securities
available for sale:
  GNMA....................    --     --          --      --         --    --     10,065    6.99      10,065      6.99     10,065
  FNMA....................    --     --          --      --         --    --      2,121    6.42       2,121      6.42      2,121
  FHLMC...................    --     --          --      --         --    --        681    6.12         681      6.12        681

  SBA.....................    --     --       1,854    9.55      6,290  8.81      8,265    7.23      16,409      8.10     16,409
  FNMA - REMIC............    --     --          --      --         --    --      1,920    6.79       1,920      6.79      1,920
Mortgage-backed securities
  held for sale:
  GNMA....................    --     --          --      --         26  8.50          6   11.00          32      9.00         32

  FNMA....................    --     --       1,540    6.09         --    --         --      --       1,540      6.09      1,540
  FHLMC...................    --     --       7,843    6.32         --    --         --      --       7,843      6.32      7,866
  FHLMC - REMIC...........    --     --          --      --         --    --      1,000    7.25       1,000      7.25      1,000
FHLB - New York........... 1,107   6.25          --      --         --    --        --       --       1,107      6.25      1,107
                          ------   ----     -------    ----    -------  ----     -------   ----     -------      ----    -------
                          $2,137   7.03%    $13,237    6.85%   $13,316  7.92%    $33,702   7.16%    $62,392      7.25%   $62,390
                          ======   ====     =======    ====    =======  ====     =======   ====     =======      ====    =======

Subsidiary Activity

         The Savings Bank is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes.

         First Service Corporation

         First Service Corporation ("First Service") was formed in 1996 and is a wholly-owned subsidiary of the Savings Bank. The purpose of First Service is to facilitate the licensing of representatives of the Savings Bank to sell annuities and insurance products to the Savings Bank's customers. At December 31, 1997, First Service provided fees to the Savings Bank in the amount of $6,000 and had total assets of $33,000.

         Redeem, Inc.

         Redeem, Inc. ("Redeem") was formed in 1993 and is wholly-owned subsidiary of the Savings Bank. The purpose of Redeem is to hold title to real estate owned properties. As of December 31, 1997, Redeem, Inc. does not hold title to any property and has no loans outstanding from the Savings Bank. Redeem has no significant assets or liabilities.

Sources of Funds

         General. Deposits are the major source of the Savings Bank's funds for lending and other investment purposes. In addition to deposits, First Savings derives funds from amortization and prepayment of loan and mortgage-backed securities principal, operations and, if needed, advances from the FHLB of New York. Scheduled loan and mortgage-backed securities principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan and mortgage-backed securities prepayments are significantly influenced by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

         Deposits. Consumer and commercial deposits are attracted principally from within the Savings Bank's primary market area through the offering of a broad selection of deposit instruments including NOW, regular savings, money market deposit, term certificate accounts (including negotiated jumbo certificates in denominations of $100,000 or more) and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The Savings Bank regularly evaluates the internal cost of funds, surveys rates offered by competing institutions, reviews the Savings Bank's cash flow requirements for lending and liquidity and executes rate changes when deemed appropriate. The Savings Bank does not obtain funds through brokers, nor does it actively solicit funds outside of the State of New Jersey.

         Borrowings. The Savings Bank, if the need arises, may rely upon advances from the FHLB of New York to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB of New York are typically secured by the Savings Bank's stock in the FHLB and a portion of the Savings Bank's mortgage-backed securities.

         The following table sets forth certain information as the Savings Bank's short-term FHLB advances at the dates indicated.
                                                As of and for the Years Ended
                                                -----------------------------
                                                  1997                1996
                                                ---------          ----------
                                                   (Dollars In Thousands)
Maximum balance ............................     $   568             $12,600
Average balance ............................         305              10,767
Balance at end of period ...................         551                  --
Weighted average rate:
  at end of period .........................        6.70%                 --%
  during the period ........................        6.70%               5.50%



Employees

         As of December 31, 1997, the Savings Bank had 40 full-time and 5 part-time employees. The employees are not represented by a collective bargaining agreement. The Savings Bank believes its employee relations are good.

Regulation

         Set forth below is a brief description of certain laws which relate to the regulation of the Company and the Savings Bank. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

Company Regulation

         General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, should such subsidiaries be formed, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation and oversight is intended primarily for the protection of the depositors of the Savings Bank and not for the benefit of stockholders of the Company.

         Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Savings Bank satisfies the Qualified Thrift Lender ("QTL") test. If the
Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Savings Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL and were acquired in a supervisory acquisition. See "Regulation of the Savings Bank -- Qualified Thrift Lender Test."

Regulation of the Savings Bank

         General. As a federally chartered, SAIF-insured savings association, the Savings Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments must comply with various federal statutory and regulatory requirements. The Savings Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

         The OTS, in conjunction with the FDIC, regularly examines the Savings Bank and prepares reports for the consideration of the Savings Bank's Board of Directors on any deficiencies that they find in the Savings Bank's operations. The Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal law, especially in such matters as the ownership of savings accounts and the form and content of the Savings Bank's mortgage documents.

         The Savings Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other savings institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC or the Congress could have a material adverse impact on the Company, the Savings Bank and their operations.

         Insurance of Deposit Accounts. The Savings Bank's deposit accounts are insured by the SAIF to a maximum of $100,000 for each insured member (as defined by law and regulation). Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator. The FDIC may also prohibit an insured depository institution from engaging in any activity the FDIC determines poses a serious threat to the SAIF.

         The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, the FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that such action is necessary to cause the balance in the SAIF to reach the designated reserve ratio of 1.25% of SAIF-insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC. Prior to September 30, 1996, savings associations paid within a range of .23% to .31% of domestic deposits and the SAIF was substantially underfunded. By comparison, prior to September 30, 1996, members of the Savings Bank Insurance Fund ("BIF"), predominantly commercial banks, were required to pay substantially lower, or virtually no, federal deposit insurance premiums.

         Effective September 30, 1996, federal law was revised to mandate a one-time special assessment on SAIF members such as the Savings Bank of approximately .657% of deposits held on March 31, 1995. The Savings Bank recorded a $845,000 pre-tax expense for this assessment at September 30, 1996.

Beginning January 1, 1997, deposit insurance assessments for SAIF members were reduced to approximately .064% of deposits on an annual basis; this rate may continue through the end of 1999. During this same period, BIF members are expected to be annually assessed approximately .013% of deposits. Thereafter, assessments for BIF and SAIF members should be the same and the SAIF and BIF may be merged. It is expected that these continuing assessments for both SAIF and BIF members will be used to repay outstanding Financing Corporation bond obligations. As a result of these changes, beginning January 1, 1997, the rate of deposit insurance assessed the Savings Bank substantially declined.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) a leverage ratio (core capital) equal to at least 3% of total adjusted assets, and (3) a risk-based capital requirement equal to 8.0% of total risk-weighted assets.

         Dividend and Other Capital Distribution Limitations. OTS regulations require the Savings Bank to give the OTS 30 days' advance notice of any proposed declaration of dividends to the Company, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to the Company.

         OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory approval. As of December 31, 1997, the Savings Bank was a Tier 1 institution. In the event the Savings Bank's capital fell below its fully phased-in requirement or the OTS notified it that it was in need of more than normal supervision, the Savings Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         Qualified Thrift Lender Test. Savings institutions must meet a QTL test. If the Savings Bank maintains an appropriate level of Qualified Thrift Investments (primarily residential mortgages and related investments, including certain mortgage-backed securities) ("QTIs") and otherwise qualifies as a QTL, it will continue to enjoy full borrowing privileges from the FHLB of New York. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the institution in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA and FHLMC as qualifying QTIs. The method for measuring compliance with the QTL test is on a monthly basis in nine out of every 12 months. As of December 31, 1997, the Savings Bank was in compliance with its QTL requirement.

         Federal Home Loan Bank System. The Savings Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administer the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year.

         Liquidity Requirements. All savings associations are required to maintain a daily balance of liquid assets equal to a certain percentage of the sum of its daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At December 31, 1997, the Savings Bank's required liquid asset ratio was 4.00%.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1997, the Savings Bank was in compliance with these Federal Reserve Board requirements.

Item 2.  Description of Properties
----------------------------------

(a)      Properties.

         The Savings Bank conducts its business through three offices, two of which are located in Passaic County and one of which is located in Bergen County. The Savings Bank owns all of its properties.

(b)      Investment Policies.

         See "Item 1. Business" above for a general description of the Savings Bank's investment policies and any regulatory or Board of Directors' percentage of assets limitations regarding certain investments. The Savings Bank's investments are primarily acquired to produce income, and to a lesser extent, possible capital gain.

         (1) Investments in Real Estate or Interests in Real Estate. See "Item 1. Business - Lending Activities and - Regulation of the Savings Bank," and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Business - Lending Activities and - Regulation of the Savings Bank."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Business - Lending Activities and - Regulation of the Savings Bank."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3.  Legal Proceedings
--------------------------

         The Savings Bank, from time to time, is a party to routine legal proceedings, which arise in the ordinary course of business. In the opinion of management, such legal proceedings in the aggregate are immaterial to the Savings Bank's financial condition or results of operations.

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

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Stockholder
--------------------------------------------------------------------------------
Matters
-------

         The Company's common stock is not listed on any stock exchange or on the National Association of Securities Dealers Automated Quotations System ("Nasdaq"). Approximately 90% of the common stock is held by executive officers and directors of the Company. The market for the common stock is illiquid, with few purchases and sales of stock. The last known sale of the common stock involved 1,055 shares at $10.00 a share on April 18, 1995.

         The Company's ability to pay dividends to shareholders is dependent upon the earnings from investments and dividends it receives from the Savings Bank. Accordingly, restrictions on the Savings Bank ability to pay cash dividends directly affect the payment of cash dividends by the Company. The Savings Bank may not declare or pay a dividend if the effect would cause the Savings Bank's regulatory capital to be reduced below the amount required for the liquidation account established in connection with the Savings Bank's conversion from mutual to stock form or the regulatory capital requirements imposed by the FDIC.

         Cash dividends of $1.00 per share were declared in 1997. The four largest shareholders whose combined holdings exceed 90% of the total shares of common stock outstanding waived dividends due them. Cash dividends of $170,000, in the aggregate, were paid on preferred stock then outstanding in 1996. There are 440,100 common shares outstanding which are held by 42 holders as of the voting record date, March 15, 1998.

Item 6. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item  7.  Financial Statements
------------------------------

         The Company's consolidated financial statements listed in Item 13 herein are incorporated herein by reference.

Item  8.  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
--------------------------------------------------------------------------------
Financial Disclosure
--------------------

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act.
--------------------------------------

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers - Election of Directors" and " - Biographical Information" in the "Proxy Statement" is incorporated herein by reference.

Item 10.  Executive Compensation
--------------------------------

         The information contained in the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (b)      Security Ownership of Management

                  Information required by this item is incorporated herein by reference to the first chart in the section captioned "I - Information with Respect to Nominees for Director, Directors Continuing in Office, and Executive Officers" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13.  Exhibits, Financial Statements, and Reports on Form 8-K
-----------------------------------------------------------------

         (a) Listed below are all financial statements and exhibits filed as part of this report.

                  (1) The consolidated balance sheets of First Savings Bancorp of Little Falls, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997, together with the related notes and the independent auditors' report of Radics & Co., LLC, independent certified public accountants.

                  (2) Schedules omitted as they are not applicable.

                  (3)      Exhibits

         The following exhibits are filed as part of this report.

                  3(i)     Articles of Incorporation of First Savings Bancorp of
                           Little Falls, Inc.*
                  3(ii)    Bylaws of First  Savings  Bancorp  of  Little  Falls,
                           Inc.*
                  4(i)(a)  Specimen Stock Certificate - Common Stock*
                  10(i)    Employment     Agreement    with     Haralambos    S.
                           Kostakopoulos*
                  10(ii)   Shareholders' Agreement*
                  10(iii)  Investor Agreement*
                  13       Annual  Report to  Stockholders  for the fiscal  year
                           ended December 31, 1997
                  21       Subsidiaries of the Company (See Item 1.  Business )
                  27       Financial Data Schedule**

----------------
* Incorporated by reference to the registration statement on Form S-4 (File No. 33-61632), filed with the SEC on April 3, 1993.
**       Electronic filing only.

         (b)      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 31, 1998.


                                                              FIRST SAVINGS BANCORP OF
                                                              LITTLE FALLS, INC.


                                                              By:      /s/ Haralambos S. Kostakopoulos
                                                                       -------------------------------
                                                                       Haralambos S. Kostakopoulos
                                                                       President, Chief Executive
                                                                       Officer and Director (Duly
                                                                       Authorized Representative)


         Pursuant to the requirement of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities as of March 31, 1998.



By:      /s/ Haralambos S. Kostakopoulos             By:      /s/ Emanuel M. Kontkokosa
         ---------------------------------------              ----------------------------------
         Haralambos S. Kostakopoulos                          Emanuel M. Kontokosta
         President, Chief Executive Officer                   Chairman of the Board
           and Director
         (Principal Financial Officer)



By:      /s/ Brian McCourt                           By:      /s/ Frederick J. Tedeschi
         -----------------------------------                  ----------------------------------
         Brian McCourt                                        Frederick J. Tedeschi
         Vice President and Controller                        Vice Chairman of the Board
         (Principal Accounting Officer)



By:      /s/ Nikos P.Mouyiaris                       By:      /s/ Paul D. Oesterle, Jr.
         ----------------------------------                   ----------------------------------
         Nikos P. Mouyiaris                                   Paul D. Oesterle, Jr.
         Vice Chairman of the Board                           Director



By:      /s/ Anthony J. Sansiveri
         ----------------------------------
         Anthony J. Sansiveri
         Director
