Form 10QSB
period 1998-03-31
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1998-05-12
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                   FORM 10-QSB

(Mark One)
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

       Registrant's telephone number, including area code (973) 256-2100
                                                          --------------

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
                                                Yes     x      No
                                                      -----       ------
          APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 440,100.

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                   -------------------------------------------

                                      INDEX
                                      -----


                                                                   Page Number
                                                                   -----------

         PART I - CONSOLIDATED FINANCIAL INFORMATION

            Consolidated Statements of Financial
            Condition at March 31, 1998
            and December 31, 1997 (unaudited)                             1

            Consolidated Statements of Income
            for the Three Months Ended
            March 31, 1998 and 1997
            (unaudited)                                                   2

            Consolidated Statements of Cash Flows
            of the Three Months Ended
            March 31, 1998 and 1997 (unaudited)                           3-4

            Notes to Consolidated Financial Statements                    5

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 6-8

         PART II -OTHER INFORMATION                                       9

         SIGNATURES                                                       10

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

Assets                                                               March 31, 1998             December 31, 1997
------                                                               --------------             -----------------
Cash and amounts due from
    depository institutions                                            $  1,858,106                 $  2,142,413
Interest-bearing demand
    deposits in other banks                                              10,670,518                    1,540,810
                                                                       ------------                 ------------

     Total cash and cash equivalents                                     12,528,624                    3,683,223

Securities available for sale                                            31,048,175                   31,226,440
Investment securities held to maturity
     estimated fair value of $16,798,000(1998) and $19,647,000(1997)     16,893,316                   19,643,589
Mortgage-backed securities  held to maturity
     estimated fair value of $10,403,000(1998) and $10,438,000(1997)      9,876,405                   10,414,679
Loans receivable, net of allowance for loan
    losses of $578,205(1998) $596,230 (1997)                            103,537,456                  105,467,485
Real estate owned                                                         1,673,999                    1,640,004
Premises and equipment                                                    2,863,730                    2,775,060
Federal Home Loan Bank of New York stock, at cost                         1,154,400                    1,106,600
Interest and dividends receivable                                         1,402,433                    1,379,628
Other assets                                                                915,075                      807,631
                                                                       ------------                 ------------

     Total assets                                                      $181,893,613                 $178,144,339
                                                                       ============                 ============

Liabilities and stockholder's equity
------------------------------------
Liabilities
-----------
Deposits                                                               $170,076,203                 $166,758,857
Borrowed money                                                              540,783                      551,132
Advance payments by borrowers for
    taxes and insurance                                                     774,687                      769,354
Other liabilities                                                           628,316                      200,537
                                                                       ------------                 ------------

     Total liabilities                                                  172,019,989                  168,279,880
                                                                       ------------                 ------------

Stockholders' Equity
--------------------
Common Stock (par value $1.00 per share)
    authorized 5,000,000 shares: issued and
    outstanding 440,100 shares                                              440,100                      440,100
Additional paid-in capital                                                3,670,377                    3,670,377
Retained earnings-substantially restricted                                5,465,443                    5,458,904
Unrealized gain on  securities available for sale                           297,704                      295,078
                                                                       ------------                 ------------

     Total stockholders' equity                                           9,873,624                    9,864,459
                                                                       ------------                 ------------

     Total liabilities and stockholders' equity                        $181,893,613                 $178,144,339
                                                                       ============                 ============


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
                                 AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                         -----------------------
                                                                 MARCH 31
                                                         -----------------------
                                                            1998         1997
Interest income
    Loans                                                $2,217,253   $1,977,647
    Mortgage-backed securities                              407,536      482,412
    Investments                                             549,092      403,730
    Other interest-earning assets                           104,937      117,071
                                                         ----------   ----------

       Total interest income                              3,278,818    2,980,860
                                                         ----------   ----------

Interest Expense
    Deposits                                              2,093,391    1,957,284
    Borrowed Money                                            9,116         --
                                                         ----------   ----------

       Total Interest expense                             2,102,507    1,957,284
                                                         ----------   ----------

Net interest income                                       1,176,311    1,023,576

    Provision for loan losses                                25,000       25,000
                                                         ----------   ----------

Net interest income after
    provision for loan losses                             1,151,311      998,576

Non-interest income
    Service charges                                          27,784       21,768
    Miscellaneous                                            15,151        9,759
                                                         ----------   ----------

       Total non-interest income                             42,935       31,527
                                                         ----------   ----------

Non-interest expense
    Salaries and employee benefits                          364,918      364,016
    Net occupancy expense                                    61,098       61,444
    Equipment                                                89,781       88,380
    Loss  on foreclosed real estate                          31,218       17,805
    Federal insurance premium                                25,802       22,389
    Advertising and promotion                                11,588       28,299
    Legal fees                                               53,421       44,668
    Miscellaneous                                           165,308      167,559
                                                         ----------   ----------

       Total non-interest expenses                          803,134      794,560
                                                         ----------   ----------

Income before income taxes                                  391,112      235,543

Income taxes                                                164,523       86,814
                                                         ----------   ----------

Net income                                                  226,589      148,729

Other comprehensive income- unrecognized
    holding gains on securities available for sale,
    net of income taxes of $630(1998) and $14,188(1997)       2,626       26,349
                                                         ----------   ----------

Comprehensive income                                     $  229,215   $  175,078
                                                         ==========   ==========

Net income per common share- basic and diluted           $     0.51   $     0.34
                                                         ==========   ==========

Weighted average number of common
    shares outstanding- basic and diluted                   440,100      440,100
                                                         ==========   ==========

See notes to unaudited consolidated financial statements.

                                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                   ------------------------------------------
                                                 AND SUBSIDIARY
                                                 --------------
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     -------------------------------------
                                                  (unaudited)

                                                                              Three Months Ended March 31,
                                                                             -----------------------------
                                                                                  1998           1997
Cash flows from operating activities:
-------------------------------------
  Net income                                                                 $    226,589    $    148,729
  Adjustments to reconcile net income to
----------------------------------------
   net cash  provided by operating activities:
----------------------------------------------
    Depreciation                                                                   65,298          69,249
    Amortization of premiums, discounts and fees, net                              93,526          65,563
    Provision for losses on loans and real estate owned                            63,000          25,000
    Net (gain)loss on sales of real estate owned                                  (37,814)            333
  Increase in  interest and dividends receivable, net                             (22,805)       (100,844)
   Increase in other assets                                                      (116,406)       (149,899)
    Increase(decrease) in accrued interest payable                                 39,002         (45,112)
    Increase in other liabilities                                                 207,730          15,349
    Amortization of branch premium                                                  8,334           8,334
--------------------------------------------------------------------------   ------------    ------------
Net cash  provided by  operating activities                                       526,454          36,702
--------------------------------------------------------------------------   ------------    ------------

Cash flows from investing activities:
-------------------------------------
    Purchase of securities available for sale                                  (2,120,003)     (1,920,484)
    Proceeds from Investment securities held to maturity matured or called      3,954,079            --
    Purchase of investment securities held to maturity                         (1,203,806)     (8,998,371)
    Securities available for sale repayments                                    2,213,023         601,517
    Mortgage-backed securities held to maturity repayments                        538,105       1,448,896
    Recovery of loan losses                                                         1,157            --
    Net  decrease in loans receivable                                           1,672,751       1,143,339
    Additions to premises and equipment                                          (153,968)        (54,452)
    Payments received on real estate owned                                           --             1,000
    Proceeds from sales of real estate owned                                      192,081          59,354
    Purchase of Federal Home Loan Bank of NY stock                                (47,800)       (181,000)
--------------------------------------------------------------------------   ------------    ------------
Net cash provided by(used in)  investment activities                            5,045,619      (7,900,201)
--------------------------------------------------------------------------   ------------    ------------

Cash flows from financing activities:
-------------------------------------
    Net  increase in deposits                                                   3,278,344       2,866,498
   Repayment of Federal Home Loan Bank Advances                                   (10,349)           --
    Increase in advance payments by
       borrowers for taxes and insurance                                            5,333          25,673
--------------------------------------------------------------------------   ------------    ------------
Net cash provided by financing activities                                       3,273,328       2,892,171
--------------------------------------------------------------------------   ------------    ------------

Net increase(decrease) in cash and cash equivalents                             8,845,401      (4,971,328)
Cash and cash equivalents -- beginning                                          3,683,223      10,673,339

                                                                             ============    ============
Cash and cash equivalents -- end                                             $ 12,528,624    $  5,702,011
                                                                             ============    ============

See notes to unaudited consolidated financial statements

                                FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                ------------------------------------------
                                              AND SUBSIDIARY
                                              --------------
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  -------------------------------------
                                               (unaudited)


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            1998          1997
                                                            ----          ----
Supplemental disclosures of cash flows information:
--------------------------------------------------
    Cash paid  during the period for:
-------------------------------------
      Interest                                            $2,063,505   $2,002,396
                                                          ==========   ==========

      Income taxes                                        $   64,515   $        0
                                                          ==========   ==========

Supplemental disclosure of noncash activities:
---------------------------------------------
   Increase(decrease) in unrealized gain on securities,
      net of deferred income taxes                        $    2,626   $   26,349
                                                          ==========   ==========



    Loans transferred to real estate owned                $  226,262         --
                                                          ==========   ==========
    Loans originated to facilitate the sale of
     real estate owned                                          --     $  161,000
                                                          ==========   ==========



  Common stock dividend declared but not yet paid         $  220,050         --
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

      These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998 or any other interim period.

      These statements should be read in conjunction with the consolidated statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

      Effective January 1, 1998, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("Statement") No. 130, "Reporting Comprehensive Income". Statement No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. As required, the provisions of Statement No. 130 have been retroactively applied to previously reported periods. The application of Statement No. 130 had no effect on the Company's consolidated financial condition or operations.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

FINANCIAL CONDITION AT MARCH 31, 1998
-------------------------------------

      Total assets of the Company increased $3.7 million or 2% from $178.1 million at December 31, 1997 to $181.9 million at March 31, 1998 primarily due to a $9.1 million increase in interest bearing demand deposits in other banks, offset by a $1.9 million decrease in loans receivable, $178,000 decrease in securities available for sale, $538,000 decrease in net mortgage-backed securities held to maturity and a $2.8 million net decrease in investment securities held to maturity. In view of the Company's decreased loan demand for the quarter, the Company increased its interest bearing demand deposits in other banks. The increase was funded primarily from repayments of mortgage-backed securities held to maturity, investment securities held to maturity that were called, repayments from loans receivable and a $3.3 million increase in deposits. The Bank as of March 31, 1998 had $7.3 million of outstanding loan commitments that will be funded in the second quarter of 1998 with outstanding balances of interest bearing demand deposits in other banks.

      Deposits increased $3.3 million or 2% from $166.8 million at December 31, 1997 to $170.1 million at March 31, 1998. The increase resulted primarily from the growth of regular savings, Now accounts and the Company's response to the general increase in rates offered by other bank's in the market area. The Company did not offer promotional rates on deposits during this quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998
---------------------------------------------------------------

      Net income for the three months ended March 31, 1998 increased $78,000 or 52% from $149,000 for the three month period ended March 31, 1997 to $227,000 for three month period ended March 31, 1998. This increase was primarily due to a $153,000 increase in net interest income, offset by a $78,000 increase in income taxes expense.

      For the three months ended March 31, 1998, net interest income increased $153,000 from $1.02 million for the same period in 1997 to $1.18 million in 1998. The primary reason for the increase was that the average balances of the securities and loan portfolios increased $12.8 million due to asset growth from the origination of whole loans and the purchase of securities. During the three months ended March 31, 1998, the Company's interest rate spread and net interest margin increased to 2.69% and 2.75%, respectively, compared to 2.60% and 2.59%, respectively for the same period of 1997. The higher spread and margin are primarily due to a higher yield on earning assets exceeding the higher cost of funds in the first quarter of 1998. The increased interest rate spread and net interest margin were augmented by an increase in net interest-earning assets.

      Non-interest income increased $11,000 or 36% from $32,000 for the three month period ended March 31, 1997 to $43,000 for the three month period ended March 31, 1998. The increase was primarily the result of increases in the collection of mortgage late charges and DDA fees.

   Non-interest expense increased marginally to $803,000 for the three month period ended March 31, 1997 from $795,000 for the three month period ended March 31, 1998. Loss on foreclosed real estate increased $13,000 from $18,000 for the three month period ended March 31, 1997 to $31,000 for the three month period ended March 31, 1998. The primary reason for the increase was REO rental income of $14,000 for the three month period ended March 31, 1997 compared to no rental income for the 1998 period. Advertising and promotion expense decreased $17,000 from $28,000 for the three month period ended March 31, 1997 to $12,000 for the 1998 period because of advertising and promotion expenses for the "Grand Reopening" of the Little Ferry Branch during the 1997 period were not reoccurring for the 1998 period.

      Income taxes were $165,000 and $87,000 for the three months ended March 31, 1998 and 1997, respectively. The increase resulted from increased pre-tax earnings and a additional tax expense of $23,000 during the three month period ended March 31, 1998 for the 1997 tax period. The effective tax rate for the three month periods ended March 31, 1998 and 1997, exclusive of the additional tax expense noted above, was 36% and 37% respectively.

Asset Quality

The following schedule sets forth certain information regarding the Bank's non-performing as of March 31, 1998, and as of December 31, 1997.

                                                 March 31,      December 31,
                                                   1998             1997
                                                 ---------      ------------
Non-accrual loans ............................    $1,179           $2,601
Renegotiated loans ...........................       406              406
                                                  ------------------------
  Total non-accural and
  renegotiated loans .........................     1,585            3,007
Other real estate owned ......................     1,674            1,640
                                                  ------------------------
   Total .....................................    $3,259           $4,647
                                                  ========================


   At March 31, 1998, non-accrual loans decreased $1.4 million from December 31, 1997. Residential loans totaling $595,000 became current, a $100,000 payment was made on a mult-family loan, four loans totaling $479,000 were paid-off and a loan of $226,000 was transferred to other real estate owned.

 The following table represents a analysis of the allowance for loan losses:

                                                   Three months ended  March 31,            Year ended December 31,
                                                  --------------------------------           -----------------------
                                                        1998          1997                            1997
                                                  --------------------------------           -----------------------
Balance - beginning                                  $ 596,230     $ 523,715                       $ 523,715
Provision charged                                       25,000        25,000                         101,174
Loans charged off                                      (44,182)      (23,497)                        (37,374)
Recoveries                                               1,157           -0-                           8,715
                                                     ------------------------                  -------------

Balance-ending                                       $ 578,205     $ 525,218                       $ 596,230
                                                     ========================                  =============
Net loans charged off
as a percent of average (1)                                .17%          .10%                            .03%
Allowance as a percent of
Total loans                                                 56%          .56%                            .56%
Non performing loans                                     36.48%        34.34%                          19.83%

(1)Annualized

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Savings Bank is required to maintain minimum levels of liquid assets, as defined by the Office Of Thrift Supervision regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is 4%. The Savings Bank's liquidity ratio averaged 39.9% during first quarter of 1998.

      The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At March 31, 1998, the Savings Bank had outstanding loan commitments of $7.3 million. In addition, it had $94.9 million in certificates of deposits scheduled to mature within one year of March 31, 1998. Based upon historical experience, management believes that a substantial portion of such deposits will remain with the Savings Bank.

      As of March 31, 1998, the Company had regulatory capital that was in excess of applicable limits. The Company is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its tangible assets, core capital equal to at least 3.00% of adjusted tangible assets and risk-based capital equal to at least 8.00% of risk-weighted assets. At March 31, 1998, the Savings Bank had tangible capital equal to 5.08% of adjusted total assets, core capital equal to 5.08% of adjusted total assets and total capital equal to 12.69% of risk-weighted assets.

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

Item 2.  Changes in Securities
           Not applicable

Item 3.  Defaults upon Senior Securities
           Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held on April 21, 1998, and the following items were acted upon:

         Election of Directors Emanuel Kontokosta and Frederick Tedeschi for a term of three years ending in 2001. Election of Director Nikos Mouyiaris for a term of one year ending in 1999.

         Emanuel Kontokosta, Frederick Tedeschi, and Nikos Mouyiaris were elected to the term as indicated by the following vote:

                                       For                Withheld
                                       --------        -------------------
                                    Number    Percentage   Number    Percentage
                                      of          of         of         of
                                     Votes      Shares      Votes      Shares
                                     -----      ------      -----      ------

         Emanuel Kontokosta         418,975      95.2%       -0-          -0-
         Frederick Tedeschi         418,975      95.2%       -0-          -0-
         Nikos Mouyiaris            418,975      95.2%       -0-          -0-

         Ratification of the appointment of Radics & Co., LLC as independent auditors for the fiscal year ending December 31, 1998. Radics & Co., LLC was ratified as the Company's auditors by the following vote:


                                              For                  Against              Abstain
                                            -------             ------------         ------------
                                        Number   Percentage   Number  Percentage   Number  Percentage
                                          of         of           of      of           of      of
                                         Votes     Shares      Votes    Shares      Votes    Shares
                                         -----     ------      -----    -------     -----    -------
                                       418,975     95.2%        -0-       -0-        -0-       -0-

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



                        FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                  (Registrant)



Date: May 12, 1998                 /s/Haralambos S. Kostakopoulos
                                   -----------------------------------
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer




Date: May 12, 1998                 /s/Brian McCourt
                                   -----------------------------------
                                   Brian McCourt
                                   Vice President
                                   Treasurer