Form 10QSB
period 1998-06-30
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1998-08-12
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION report pursuant to section 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                             SEC File Number 0-23194

                   First Savings Bancorp of Little Falls, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         New Jersey                                     22-3360945
--------------------------------------------------------------------------------
 (State or other jurisdiction)              (I.R.S. Employer Identification No.)

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

                                      INDEX
                                      -----


                                                                           Page
                                                                           ----
Number
------

             PART I -      CONSOLIDATED FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition at June 30, 1998
                  and December 31, 1997 (unaudited)                        1

                  Consolidated Statements of Income
                  and Comprehensive Income
                  for the Three and Six Months Ended
                  June 30, 1998 and 1997 (unaudited)                       2

                  Consolidated Statements of Cash Flows
                  of the Six Months Ended
                  June 30, 1998 and 1997 (unaudited)                       3-4

                  Notes to Consolidated Financial Statements               5

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            6-10

             PART II -     OTHER INFORMATION                               11

             SIGNATURES                                                    12

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                             June 30, 1998       December 31, 1997
                                                                                            ----------------     -----------------
Assets
------
Cash and amounts due from
     depository institutions                                                                      $1,895,442            $2,142,413
Interest-bearing demand
     deposits in other banks                                                                       9,046,017             1,540,810
                                                                                            ----------------     -----------------
      Total cash and cash equivalents                                                             10,941,459             3,683,223

Securities available for sale, net                                                                28,461,799            31,226,440
Investment securities held to maturity, net:
      estimated fair value of $16,426,000(1998) and $19,647,000(1997)                             16,413,225            19,643,589
Mortgage-backed securities  held to maturity, net:
      estimated fair value of $9,988,000(1998) and $10,438,000(1997)                               9,921,027            10,414,679
Loans receivable, net of allowance for loan
     losses of $591,478 (1998) $596,230 (1997)                                                   108,182,535           105,467,485
Premises and equipment, net                                                                        2,811,851             2,775,060
Real estate owned, net                                                                             1,485,738             1,640,004
Federal Home Loan Bank of New York stock, at cost                                                  1,154,400             1,106,600
Interest and dividends receivable, net                                                             1,260,402             1,379,628
Other assets                                                                                       1,508,301               807,631
                                                                                            ----------------     -----------------
      Total assets                                                                              $182,140,737          $178,144,339
                                                                                            =================    ==================

Liabilities and stockholder's equity
------------------------------------
Liabilities
-----------
Deposits                                                                                        $170,054,340          $166,758,857
Borrowed Money                                                                                       530,261               551,132
Advance payments by borrowers for
     taxes and insurance                                                                             824,302               769,354
Other liabilities                                                                                    378,652               200,537
                                                                                            ----------------     -----------------
      Total liabilities                                                                          171,787,555           168,279,880
                                                                                            ================     =================
Stockholders' Equity
--------------------
Common Stock (par value $1.00 per share)
     authorized 5,000,000 shares: issued and
     outstanding 440,100 shares                                                                      440,100               440,100
Additional paid-in capital                                                                         3,670,377             3,670,377
Retained earnings-substantially restricted                                                         5,940,308             5,458,904
Unrealized gain on  securities available for sale                                                    302,397               295,078
                                                                                            ----------------     -----------------
      Total stockholders' equity                                                                  10,353,182             9,864,459
                                                                                            ----------------     -----------------
      Total liabilities and stockholders' equity                                                $182,140,737          $178,144,339
                                                                                            ================     =================

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                          ------------------                 ----------------
                                                                                JUNE 30                            JUNE 30
                                                                                -------                            -------
                                                                        1 9 9 8         1 9 9 7           1 9 9 8          1 9 9 7
                                                                        -------         -------           -------          -------
Interest income
     Loans                                                           $2,206,225      $2,107,027        $4,423,478       $4,084,674
     Mortgage-backed securities                                         384,470         485,314           792,006          967,726
     Investments                                                        517,459         484,842         1,066,551          888,572
     Other interest-earning assets                                      146,599          82,232           251,536          199,270
                                                                    -----------     -----------      ------------     ------------
        Total interest income                                         3,254,753       3,159,415         6,533,571        6,140,242
                                                                    -----------     -----------      ------------     ------------
Interest expense
     Deposits                                                         2,141,098       2,005,801         4,234,489        3,963,085
     Borrowed Money                                                       8,941           1,586            18,057            1,586
                                                                     -----------     -----------      ------------     ------------
        Total Interest expense                                        2,150,039       2,007,387         4,252,546        3,964,671
                                                                     -----------     -----------      ------------     ------------
Net interest income                                                   1,104,714       1,152,028         2,281,025        2,175,571
     Provision for loan losses                                           25,000          25,000            50,000           50,000

Net interest income after                                            -----------     -----------      ------------     ------------
     provision of loan losses                                         1,079,714       1,127,028         2,231,025        2,125,571
                                                                     -----------     -----------      ------------     ------------
Non-interest income
     Service charges                                                     24,529          24,821            52,313           46,589
     Miscellaneous                                                       12,308          18,748            27,459           28,507
     Gain on sale of securities available for sale                           --           8,236                --            8,236
                                                                     -----------     -----------      ------------     ------------
        Total non-interest income                                        36,837          51,805            79,772           83,332
                                                                     -----------     -----------      ------------     ------------
Non-interest expense
     Salaries and employee benefits                                     365,558         362,131           730,476          726,147
     Net occupancy expense                                               59,193          63,548           120,291          124,992
     Equipment                                                           95,319          92,813           185,100          181,193
     Loss  on foreclosed real estate                                     26,292          55,182            57,510           72,987
     Federal insurance premium                                           25,768          25,314            51,570           47,703
     Advertising and promotion                                           12,581          23,879            24,169           52,178
     Legal fees                                                          47,694          50,512           101,115           95,180
     Miscellaneous                                                      246,538         180,100           411,846          349,519
                                                                     -----------     -----------      ------------     ------------
        Total non-interest expenses                                     878,943         853,479         1,682,077        1,649,899
                                                                     -----------     -----------      ------------     ------------
Income before income taxes(benefit)                                     237,608         325,354           628,720          559,004

Income taxes(benefit)                                                    84,619         114,563          (292,784)         199,485
                                                                     -----------     -----------      ------------     ------------
Net income                                                              152,989         210,791           921,504          359,519
                                                                     -----------     -----------      ------------     ------------
Other comprehensive income:
     Unrealized holding gains on securities available for sale, net of income taxes of $2,527, $3,785,
      $3,157 and $17,973, respectively.                                   4,693           6,798             7,319           33,147

     Reclassification adjustments for realized gains on
     securities available for sale, net of income taxes of
     $2,963 and $2,293, respectively                                         --          (5,273)               --           (5,273)
                                                                     -----------     -----------      ------------     ------------
Other comprehensive income:                                               4,693           1,525             7,319           27,874
                                                                     -----------     -----------      ------------     ------------
Comprehensive income                                                   $157,682        $212,316          $928,823         $387,393
                                                                     ===========     ===========      ============     ============

Net income per common share- basic and diluted                            $0.35           $0.48             $2.09            $0.82
                                                                     ===========     ===========      ============     ============
Weighted average number of common
     shares outstanding- basic and diluted                              440,100         440,100           440,100          440,100
                                                                     ===========     ===========      ============     ============

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                   1998            1997
                                                                                   ----            ----

Cash flows from operating activities:
-------------------------------------
  Net income                                                                 $    921,504    $    359,519
  Adjustments to reconcile net income to
  --------------------------------------
   net cash  provided by operating activities:
   -------------------------------------------
    Depreciation                                                                  131,799         140,064
    Amortization of premiums, discounts and fees, net                              89,774         113,637
    Provision for losses on loans and real estate owned                            88,000          50,000
    Net (gain)loss on sales of real estate owned                                  (17,600)          6,133
   Net gain on sales of securities available for sale                                --            (7,836)
  Decrease(increase) in  interest and dividends receivable, net                   119,226        (231,187)
   Increase in other assets                                                      (720,493)       (318,286)
    Increase in accrued interest payable                                           26,007          92,454
    (Decrease)increase in other liabilities                                       (41,935)        169,716
    Amortization of branch premium                                                 16,666          16,666
----------------------------------------------------                         ------------    ------------
Net cash  provided by  operating activities                                       612,948         390,880
----------------------------------------------------                         ------------    ------------

Cash flows from investing activities:
    Purchase of securities available for sale                                  (2,120,003)     (1,920,484)
    Proceeds from Investment securities held to maturity matured or called     10,154,079       2,000,000
   Proceeds from sale of securities available for sale                               --         3,340,763
    Purchase of investment securities held to maturity                         (6,923,715)     (8,998,371)
    Purchase of Mortgage-backed securities held to maturity                    (1,021,875)           --
    Securities available for sale repayments                                    4,743,228       2,026,268
    Mortgage-backed securities held to maturity repayments                      1,513,838       1,933,064
     Recovery of loan losses                                                        1,157            --
    Net  increase in loans receivable                                          (2,928,662)     (9,192,472)
    Additions to premises and equipment                                          (168,590)        (71,365)
    Payments received on real estate owned                                           --             5,000
    Proceeds from sales of real estate owned                                      360,128         338,285
    Purchase of Federal Home Loan Bank of NY stock                                (47,800)       (181,000)
-----------------------------------------------------                        ------------    ------------
Net cash provided by(used in)  investment activities                            3,561,785     (10,720,312)
-----------------------------------------------------                        ------------    ------------

Cash flows from financing activities:
    Net  increase in deposits                                                   3,269,476       5,403,854
   Increase in Federal Home Loan Bank Advances                                       --           568,000
   Repayment of Federal Home Loan Bank Advances                                   (20,871)           --
    Increase in advance payments by
       borrowers for taxes and insurance                                           54,948         125,991
   Preferred stock dividends paid                                                    --           (42,500)
   Common stock dividends paid                                                   (220,050)       (177,550)
----------------------------------------------------                         ------------    ------------
Net cash provided by financing activities                                       3,083,503       5,877,795
----------------------------------------------------                         ------------    ------------

Net increase(decrease) in cash and cash equivalents                             7,258,236      (4,451,637)
Cash and cash equivalents -- beginning                                          3,683,223      10,673,339
                                                                             ------------    ------------
Cash and cash equivalents -- end                                             $ 10,941,459    $  6,221,702
                                                                             ============    ============

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                              1998         1997
                                                              ----         ----
Supplemental disclosures of cash flows information:
---------------------------------------------------
    Cash paid  during the period for:
    ---------------------------------
      Interest                                            $  4,226,539   $3,872,217
                                                          ============   ==========

      Income taxes                                        $    239,515   $   31,669
                                                          ============   ==========

Supplemental disclosure of noncash activities:
----------------------------------------------
   Increase(decrease) in unrealized gain on securities,
      net of deferred income taxes                        $      7,319   $   27,874
                                                          ============   ==========



    Loans transferred to real estate owned                $    226,262   $     --
                                                          ============   ==========
    Loans originated to facilitate the sale of
     real estate owned                                    $       --     $  251,000
                                                          ============   ==========



  Common stock dividend declared but not yet paid         $    220,050   $   42,500
                                                          ============   ==========

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

         These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998 or any other interim period.

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

         In February 1998, the President recognized taxable income based upon the removal of a restriction on transfer of previously awarded common stock. Such shares were previously awarded to the President by an investor group. As a result, the Bank recognized a tax deductible expense of $542,000. Such deduction created a permanent timing difference in the calculation of income tax expense. Such tax benefit has been recorded in the quarter ended March 31, 1998, revising previously reported data as follows:

                                  As Previously
                               recorded 3/31/98     As revised
                               -------------------------------
Income before income tax           $391,112          $391,112
Income tax(benefit)                 164,523          (377,403)
                                    -------          --------
Net Income                          226,589           768,515
                                    =======          ========
Net Income per common
share-basic and diluted             $ .51              $1.75
                                    ======            ======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

FINANCIAL CONDITION AT JUNE 30, 1998
------------------------------------

         Total assets of the Company increased $4.0 million or 2% from $178.1 million at December 31, 1997 to $182.1 million at June 30, 1998 primarily due to a $7.3 million increase in interest bearing demand deposits in other banks, and a $2.7 million increase in loans receivable, offset by a $2.8 million decrease in securities available for sale, and a $3.2 million net decrease in investment securities held to maturity. In view of the Company's decreased loan demand for the first half of 1998, the Company increased its interest bearing demand deposits in other banks. The increase was funded primarily from repayments of mortgage-backed securities held to maturity, investment securities held to maturity that were called, repayments from loans receivable and a $3.3 million increase in deposits. The Bank as of June 30, 1998 had $2.2 million of outstanding loan commitments that will be funded in the third quarter of 1998 with outstanding balances of interest bearing demand deposits in other banks.

         Deposits increased $3.3 million or 2% from $166.8 million at December 31, 1997 to $170.1 million at June 30, 1998. The increase resulted primarily from the growth of regular savings, Now accounts and the Company's response to the general increase in rates offered by other bank's in the market area. The Company did not offer promotional rates on deposits during this quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998
--------------------------------------------------------------

         Net income for the three months ended June 30, 1998 decreased $58,000 or 27% from $211,000 for the three month period ended June 30, 1997 to $153,000 for three month period ended June 30, 1998. This decrease was primarily due to a $47,000 decrease in net interest income, a $15,000 decrease in non-interest income and a $26,000 increase in non-interest expenses, offset by a $30,000 decrease in income taxes.

         For the three months ended June 30, 1998, net interest income decreased $47,000 from $1.15 million for the same period in 1997 to $1.10 million in 1998. The primary reason for the decrease was during the three months ended June 30, 1998, the Company's interest rate spread and net interest margin decreased to 2.57% and 2.56%, respectively, compared to 2.75% and 2.74%, respectively for the same period of 1997. The lower spread and margin are primarily due to a lower yield on earning assets and the higher cost of funds in the second quarter of 1998. Average balances of the securities and loan portfolio increased $7.0 million due to asset growth from the origination of whole loans and the purchase of securities.

         Non-interest income decreased $15,000 or 29% from $52,000 for the three month period ended June 30, 1997 to $37,000 for the three month period ended June 30, 1998. The decrease was primarily the result of a gain on sale of investment securities available for sale totaling $8,000 during the three month period ended June 30, 1997 compared to no sales during the same period this year. The decrease was also the result of decreases in the collection of mortgage late charges and DDA fees.

   Non-interest expense increased to $879,000 for the three month period ended June 30, 1998 from $853,000 for the three month period ended June 30, 1997. Loss on foreclosed real estate decreased $29,000 due to the lower holding costs and settlement expenses on disposition of properties during the three month period ended June 30, 1998. Miscellaneous expenses increased $66,000 due to $60,000 increase in consulting expenses that were paid during the three month period ended June 30, 1998 compared to no additional consulting expenses for the same period last year. Non-interest expenses other than loss on foreclosed real estate and miscellaneous expense in aggregate, decreased $12,000 or 2%.

         Income taxes were $85,000 and $115,000 for the three months ended June 30, 1998 and 1997, respectively. The effective tax rate for the three month periods ended June 30, 1998 and 1997, was 36% and 35% respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998
------------------------------------------------------------


   Net income for the six months ended June 30, 1998 increased $562,000 or 156% from $360,000 for the six month period ended June 30, 1997 to $922,000 for the six month period ended June 30, 1998. The increase was primarily due to a $293,000 income tax benefit during the six month period ended June 30, 1998 compared to a $199,000 income tax expense for the same period last year, and a $105,000 increase in net interest income, offset by a $3,000 decrease in non-interest income and a $32,000 increase in non-interest expense.

For the six months ended June 30, 1998, net interest income increased $105,000 from $2.18 million for the same period in 1997 to $2.28 million in 1998. The main reason for the increase was that the average balances of the securities and loan portfolio increased $10.0 million due to asset growth from the origination of whole loans and the purchase of investment securities held to maturity during the six month period ended June 30, 1998 compared to the same period last year. Declining interest rates partially offset the increase in average balances. The interest rate spread and net interest margin declined to 2.60% and 2.59%, respectively, during the six months ended June 30, 1998 compared to 2.73% and 2.72%, respectively for the same period of 1997. The lower spread and margin are primarily due to a lower yield on earning assets and higher cost of funds in the first half of 1998.

   Non-interest income decreased $3,000 or 4% from $83,000 for the six month period ended June 30, 1997 to $80,000 for the six month period ended June 30, 1998. The decrease was primarily the result of a gain on sale of investment securities available for sale totaling $8,000 during the six month period ended June 30, 1997 compared to no sales during the same period this year, partially offset by increases in collection of DDA fees.

   Non-interest expense increased $32,000 or 2% from $1.65 million for the six month period ended June 30, 1997 to $1.68 million for the six month period ended June 30, 1998. This increase was primarily due to a $62,000 increase in miscellaneous expense partially offset by a 15,000 decrease in loss on foreclosed real estate. Loss on foreclosed real estate decreased $15,000 due to the lower holding costs and settlement expenses on disposition of properties during the six month period ended June 30, 1998. Miscellaneous expenses increased $62,000 due to a $60,000 increase in consulting expenses that were paid during the six month period ended June 30, 1998 compared to the same period last year. Non-interest expenses other than loss on foreclosed real estate and miscellaneous expense in aggregate, decreased $15,000 or 1%.

 An income tax benefit of $293,000 was recorded for the six month period ended June 30, 1998 compared to a $199,000 expense for the same period last year. The current period amount includes a $542,000 benefit related to the release of certain restrictions on the common stock owned by a member of the control group. Excluding such amount, the current period would have reflected an income tax expense of $249,000. The effective tax rate for the six month periods ended June 30, 1998 and 1997, exclusive of the additional tax expense noted above, was 39.6% and 35.7% respectively

Asset Quality
-------------

The following schedule sets forth certain information regarding the Bank's non-performing as of June 31, 1998, and as of December 31, 1997.

                                       June 31,  December 31,
                                           1998       1997
                                       --------  ---------
Non-accrual loans...................... $ 1,398     $2,601
Renegotiated loans.....................     406        406
                                        ------------------
  Total non-accural and
  renegotiated loans                      1,804      3,007
Other real estate owned                   1,486      1,640
                                        ------------------
   Total...............................  $3,290     $4,647
                                        ==================


   At June 30, 1998, non-accrual loans decreased $1.2 million from December 31, 1997. Residential loans totaling $253,000 became nonaccrual, residential loans formally non-accrual totaling $501,000 became current, a $250,000 payment was made on a multi-family loan, four loans totaling $479,000 were paid-off and a loan of $226,000 was transferred to other real estate owned and sold during the second quarter of 1998. As of June 30, 1998, other real estate owned represented one non-residential property.

 The following table represents an analysis of the allowance for loan losses:

                         Six months ended  June 30,      Year ended December 31,
                         -------------------------------------------------------
                               1998           1997                1997
                         ------------------------------------------------
Balance - beginning            $596,230       $523,715          $523,715
Provision charged                50,000         50,000           101,174
Loans charged off               (55,909)       (33,908)          (37,374)
Recoveries                        1,157          -----             8,715
                         ------------------------------------------------

Balance-ending                 $591,478       $539,807          $596,230
                         ================================================
Net loans charged off as a
percent of average loans (1)        10%           .07%               .03%
Allowance as a percent of
Total loans................         54%           .52%               .56%
Non performing loans.......      32.79%         25.99%             19.83%
(1)Annualized

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Savings Bank is required to maintain minimum levels of liquid assets, as defined by the Office Of Thrift Supervision regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is 4%. The Savings Bank's liquidity ratio averaged 39.0% during first half of 1998.

         The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At June 30, 1998, the Savings Bank had outstanding loan commitments of $2.2 million. In addition, it had $93.6 million in certificates of deposits scheduled to mature within one year of June 30, 1998. Based upon historical experience, management believes that a substantial portion of such deposits will remain with the Savings Bank.

         As of June 30, 1998, the Company had regulatory capital that was in excess of applicable limits. The Company is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its tangible assets, core capital equal to at least 3.00% of adjusted tangible assets and risk-based capital equal to at least 8.00% of risk-weighted assets. At June 30, 1998, the Savings Bank had tangible capital equal to 5.05% of adjusted total assets, core capital equal to 5.05% of adjusted total assets and total capital equal to 12.46% of risk-weighted assets.

YEAR 2000
---------

   A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest of delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank. Data processing is also essential to most other financial institutions and many other companies. All of the material data processing of the Bank that could be affected by this problem is provided by a third party hardware and software providers. The hardware and software provider of the Bank has advised the Bank that it expects to resolve this potential problem before the year 2000. However, if the hardware and software provider is unable to resolve this potential problem in time, the Bank would likely experience significant data processing delays, mistakes of failures. These delays, mistakes or failures could have a significant adverse impact on the financial condition and results of operations of the Bank.

  Based on a preliminary study, the Bank expects to spend approximately $50,000 to $60,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relative to the year 2000 and beyond. The Bank continues to evaluated appropriate courses of corrective action, including replacement of certain systems whose associated costs world be recorded as assets and amortized. Accordingly, the Bank does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

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



                        FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                   (Registrant)



Date: August 12, 1998              /s/Haralambos S. Kostakopoulos
                                   ---------------------------------------------
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer




Date: August 12, 1998              /s/Brian McCourt
                                   ---------------------------------------------
                                   Brian McCourt
                                   Vice President
                                   Treasurer