Form 10QSB
period 1998-09-30
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1998-11-13
CIK 902435

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                    -----------------------------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

                                      INDEX
                                      -----

                                                                     Page Number
                                                                     -----------

             PART I -      CONSOLIDATED FINANCIAL INFORMATION

                  Consolidated Statements of Financial
                  Condition at September 30, 1998
                  and December 31, 1997 (unaudited)                        1

                  Consolidated Statements of Income
                  and Comprehensive Income
                  for the Three and Nine Months Ended
                  September 30, 1998 and 1997 (unaudited)                  2

                  Consolidated Statements of Cash Flows
                  of the Nine Months Ended
                  September 30, 1998 and 1997 (unaudited)                  3-4

                  Notes to Consolidated Financial Statements               5

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            6-11

             PART II -     OTHER INFORMATION                               12

             SIGNATURES                                                    13

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                                   (UNAUDITED)

Assets                                                               September 30, 1998      December 31, 1997
------                                                               ------------------      -----------------
Cash and amounts due from
     depository institutions                                            $  1,613,468           $  2,142,413
Interest-bearing demand
     deposits in other banks                                               5,849,245              1,540,810
                                                                        ------------           ------------
      Total cash and cash equivalents                                      7,462,713              3,683,223

Securities available for sale, net                                        25,575,637             31,226,440
Investment securities held to maturity, net:
      estimated fair value of $24,231,000(1998) and $19,647,000(1997)     24,146,561             19,643,589
Mortgage-backed securities  held to maturity, net:
      estimated fair value of $9,032,000(1998) and $10,438,000(1997)       8,943,261             10,414,679
Loans receivable, net of allowance for loan
     losses of $611,170 (1998) $596,230 (1997)                           109,933,403            105,467,485
Premises and equipment, net                                                2,760,705              2,775,060
Real estate owned, net                                                     1,485,738              1,640,004
Federal Home Loan Bank of New York stock, at cost                          1,154,400              1,106,600
Interest and dividends receivable, net                                     1,396,287              1,379,628
Other assets                                                               1,653,628                807,631
                                                                        ------------           ------------
      Total assets                                                      $184,512,333           $178,144,339
                                                                        ============           ============

Liabilities and stockholder's equity
------------------------------------
Liabilities
-----------
Deposits                                                                $172,399,887           $166,758,857
Borrowed Money                                                               519,561                551,132
Advance payments by borrowers for
     taxes and insurance                                                     805,037                769,354
Other liabilities                                                            501,087                200,537
                                                                        ------------           ------------

      Total liabilities                                                  174,225,572            168,279,880
                                                                        ------------           ------------
Stockholders' Equity
--------------------
Common Stock (par value $1.00 per share)
     authorized 5,000,000 shares: issued and
     outstanding 440,100 shares                                              440,100                440,100
Additional paid-in capital                                                 3,670,377              3,670,377
Retained earnings-substantially restricted                                 5,955,466              5,458,904
Unrealized gain on  securities available for sale                            220,818                295,078
                                                                        ------------           ------------
      Total stockholders' equity                                          10,286,761              9,864,459
                                                                        ------------           ------------
      Total liabilities and stockholders' equity                        $184,512,333           $178,144,339
                                                                        ============           ============

SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                            ------------------           -----------------
                                                                                SEPTEMBER 30               SEPTEMBER 30
                                                                         1 9 9 8       1 9 9 7       1 9 9 8        1 9 9 7
                                                                      ------------   ------------  ------------   ------------
Interest income
     Loans                                                             $ 2,244,232    $ 2,322,787   $ 6,667,710    $ 6,407,461
     Mortgage-backed securities                                            359,877        708,525     1,151,883      2,244,161
     Investments                                                           557,446        138,349     1,623,997        459,012
     Other interest-earning assets                                         110,602        101,174       362,138        300,443
                                                                       -----------    -----------   -----------    -----------
        Total interest income                                            3,272,157      3,270,835     9,805,728      9,411,077
                                                                       -----------    -----------   -----------    -----------
Interest expense
     Deposits                                                            2,147,587      2,052,902     6,382,076      6,015,987
     Borrowed Money                                                          9,088          9,458        27,145         11,044
                                                                       -----------    -----------   -----------    -----------
        Total Interest expense                                           2,156,675      2,062,360     6,409,221      6,027,031
                                                                       -----------    -----------   -----------    -----------
Net interest income                                                      1,115,482      1,208,475     3,396,507      3,384,046

     Provision for loan losses                                              25,000         25,000        75,000         75,000
                                                                       -----------    -----------   -----------    -----------
Net interest income after
     provision of loan losses                                            1,090,482      1,183,475     3,321,507      3,309,046
                                                                       -----------    -----------   -----------    -----------
Non-interest income
     Service charges                                                        22,922         20,137        75,235         66,726
     Miscellaneous                                                          19,774         20,723        47,233         49,230
     Gain on sale of loans                                                     217           --             217           --
     Gain on sale of securities available for sale                            --             --            --            7,836
                                                                       -----------    -----------   -----------    -----------
        Total non-interest income                                           42,913         40,860       122,685        123,792
                                                                       -----------    -----------   -----------    -----------
Non-interest expense
     Salaries and employee benefits                                        340,733        366,059     1,071,209      1,092,206
     Net occupancy expense                                                  65,146         58,746       185,437        183,738
     Equipment                                                             102,804         93,438       287,904        274,631
     Loss  on foreclosed real estate                                         8,809         86,941        66,319        159,928
     Federal insurance premium                                              25,717         24,975        77,287         72,678
     Advertising and promotion                                               7,665         17,938        31,834         70,116
     Legal fees                                                             60,513         32,440       161,628        127,620
     Miscellaneous                                                         149,630        169,090       561,476        518,209
                                                                       -----------    -----------   -----------    -----------
        Total non-interest expenses                                        761,017        849,627     2,443,094      2,499,126
                                                                       -----------    -----------   -----------    -----------

Income before income taxes(benefit)                                        372,378        374,708     1,001,098        933,712

Income taxes(benefit)                                                      137,170        134,178      (155,614)       333,663
                                                                       -----------    -----------   -----------    -----------
Net income                                                                 235,208        240,530     1,156,712        600,049
                                                                       -----------    -----------   -----------    -----------
Other comprehensive income:
     Unrealized holding (losses)gains on securities available
     for sale, net of income taxes of $23,678, $38,322,
      $20,521 and $56,151, respectively                                    (81,579)        71,171       (74,260)       104,062

     Reclassification adjustments for realized gains on
     securities available for sale, net of income taxes of
     $2,819                                                                   --             --            --           (5,017)
                                                                       -----------    -----------   -----------    -----------
Other comprehensive income:                                                (81,579)        71,171       (74,260)        99,045
                                                                       -----------    -----------   -----------    -----------
Comprehensive income                                                   $   153,629    $   311,701   $ 1,082,452    $   699,094
                                                                       ===========    ===========   ===========    ===========
Net income per common share- basic and diluted                         $      0.53    $      0.55   $      2.63    $      1.36
                                                                       ===========    ===========   ===========    ===========
Weighted average number of common
     shares outstanding- basic and diluted                                 440,100        440,100       440,100        440,100
                                                                       ===========    ===========   ===========    ===========

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                   1998            1997
Cash flows from operating activities:
-------------------------------------
  Net income                                                                 $  1,156,712    $    600,049
  Adjustments to reconcile net income to
  --------------------------------------
   net cash provided by operating activities:
   -----------------------------------------
    Depreciation                                                                  197,396         211,844
    Amortization of premiums, discounts and fees, net                             162,076         178,753
    Provision for losses on loans and real estate owned                           113,000         113,511
    Net (gain)loss on sales of real estate owned                                  (17,600)          8,806
    Net gain on sales of loans                                                       (217)           --
    Net gain on sales of securities available for sale                               --            (7,836)
    Increase in  interest and dividends receivable, net                           (16,659)       (119,544)
    Increase in other assets                                                     (830,227)       (257,715)
    (Decrease)increase in accrued interest payable                                (19,468)         37,959
    Increase in other liabilities                                                  80,500         136,739
    Amortization of branch premium                                                 25,000          24,999
-------------------------------------------                                  ------------    ------------
Net cash  provided by  operating activities                                       850,513         927,565
-------------------------------------------                                  ------------    ------------

Cash flows from investing activities:
-------------------------------------
    Purchase of securities available for sale                                  (2,120,003)     (3,177,687)
    Proceeds from Investment securities held to maturity matured or called     15,815,891       8,000,000
    Proceeds from sale of securities available for sale                              --         3,340,763
    Purchase of investment securities held to maturity                        (20,318,702)    (14,607,815)
    Purchase of Mortgage-backed securities held to maturity                    (1,021,875)           --
    Securities available for sale repayments                                    7,411,659       3,493,462
    Mortgage-backed securities held to maturity repayments                      2,494,994       2,567,325
    Net  increase in loans receivable                                          (4,785,501)    (13,012,217)
    Additions to premises and equipment                                          (183,041)        (83,586)
    Additions to real estate owned                                                   --           (51,355)
    Payments received on real estate owned                                           --             6,000
    Proceeds from sales of loans                                                   98,717            --
    Proceeds from sales of real estate owned                                      360,128         323,073
    Purchase of Federal Home Loan Bank of NY stock                                (47,800)       (181,000)
---------------------------------------                                      ------------    ------------
Net cash used in investment activities                                         (2,295,533)    (13,383,037)
---------------------------------------                                      ------------    ------------

Cash flows from financing activities:
-------------------------------------
    Net  increase in deposits                                                   5,660,498       8,644,594
   Increase in Federal Home Loan Bank Advances                                       --           568,000
   Repayment of Federal Home Loan Bank Advances                                   (31,571)        (10,064)
    Increase in advance payments by
       borrowers for taxes and insurance                                           35,683         189,635
   Preferred stock dividends paid                                                    --           (42,500)
   Common stock dividends paid                                                   (440,100)       (177,550)
-----------------------------------------                                    ------------    ------------
Net cash provided by financing activities                                       5,224,510       9,172,115
-----------------------------------------                                    ------------    ------------

Net increase(decrease) in cash and cash equivalents                             3,779,490      (3,283,357)
Cash and cash equivalents -- beginning                                          3,683,223      10,673,339
                                                                             ============    ============
Cash and cash equivalents -- end                                             $  7,462,713    $  7,389,982
                                                                             ============    ============

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                    Nine Months Ended September 30,
                                                    -------------------------------
                                                             1998         1997
                                                             ----         ----
Supplemental disclosures of cash flows information:
---------------------------------------------------
    Cash paid during the period for:
    --------------------------------
      Interest                                            $6,428,689   $5,989,072
                                                          ==========   ==========

      Income taxes                                        $  239,515   $  231,669
                                                          ==========   ==========

Supplemental disclosure of noncash activities:
----------------------------------------------
   (Decrease)increase in unrealized gain on securities,
      net of deferred income taxes                        ($  74,260)  $   99,045
                                                          ==========   ==========



    Loans transferred to real estate owned                $  226,262   $     --
                                                          ==========   ==========
    Loans originated to facilitate the sale of
     real estate owned                                    $     --     $  663,000
                                                          ==========   ==========



  Common stock dividend declared but not yet paid         $  220,050   $   42,500
                                                          ==========   ==========

See notes to unaudited consolidated financial statements

                   First Savings Bancorp of Little Falls, Inc.
                   Notes To Consolidated Financial Statements

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

         These consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and therefore, do not include all disclosures necessary for a complete presentation of the statements of financial condition, statements of income, and statements of cash flows in conformity with generally accepted accounting principles. However, all adjustments which are, in the opinion of management, necessary for the fair presentation of the interim financial statements have been included and all such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998 or any other interim period.

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

  On September 8, 1998 the Company signed a definitive merger agreement (the "Agreement") with Greater Community Bancorp ("Greater Community") dated September 4, 1998, for the purchase by Greater Community of all of the outstanding common stock of the registrant. Each share of the registrant's common stock will converted into the right to receive $52.26 in cash, subject to adjustment as provided in the Agreement.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

On September 8, 1998 the Company signed a definitive merger agreement (the "Agreement") with Greater Community Bancorp ("Greater Community") dated September 4, 1998, for the purchase by Greater Community of all of the outstanding common stock of the registrant. Each share of the registrant's common stock will converted into the right to receive $52.26 in cash, subject to adjustment as provided in the Agreement

FINANCIAL CONDITION AT SEPTEMBER 30, 1998
-----------------------------------------

   Total assets of the Company increased $6.4 million or 3.6% from $178.1 million at December 31, 1997 to $184.5 million as September 30, 1998. The increase in assets primarily reflects the Company's deployment of proceeds into the loan portfolio and net investments held to maturity, from principal repayments of mortgage-backed securities held to maturity and redemption's of securities available for sale. The Bank as of September 30, 1998 had $2.2 million of outstanding loan commitments that will be funded in the fourth quarter of 1998 with outstanding balances of interest bearing demand deposits in other banks.

     Deposits, after interest credited increased $5.6 million or 3.4% from $166.8 million at December 31, 1997 to $172.4 million at September 30, 1998. The increase resulted primarily from the growth of certificates of deposit, Now accounts and the Company's response to the rates offered by other bank's in the market area. The Company did not offer promotional rates on deposits during this quarter.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
 SEPTEMBER 30, 1998
 ------------------

         Net income for the three months ended September 30, 1998 decreased $6,000 or 2% from $241,000 for the three month period ended September 30, 1997 to $235,000 for three month period ended September 30, 1998. This decrease was primarily due to a $93,000 decrease in net interest income, offset by a $89,000 decrease in non-interest expenses.

         For the three months ended September 30, 1998, net interest income decreased $93,000 from $1.21 million for the same period in 1997 to $1.12 million in 1998. The primary reason for the decrease was during the three months ended September 30, 1998, the Company's interest rate spread and net interest margin decreased to 2.55% and 2.54%, respectively, compared to 2.82% and 2.81%, respectively for the same period of 1997. The lower spread and margin are primarily due to a lower yield on earning assets and the higher cost of funds in the third quarter of 1998. Average balances of the securities and loan portfolio increased $6.7 million due to asset growth from the origination of whole loans and the purchase of securities

         Non-interest income increased $2,000 or 5% from $41,000 for the three month period ended September 30, 1997 to $43,000 for the three month period ended September 30, 1998. The increase was for increases in the collection of mortgage late charges and DDA fees.

   Non-interest expense decreased to $761,000 for the three month period ended September 30, 1998 from $850,000 for the three month period ended September 30, 1997. Salaries and employee benefits decreased $25,000 due mainly to the retirement of two employees at June 30, 1998 whose positions remained unfilled as of September 30, 1998. Loss on foreclosed real estate decreased $78,000 due to the lower holding costs and improved results related to the disposition of properties during the three month period ended September 30, 1998. See " Asset Quality". Legal fees increased $28,000 during the three month period September 30, 1998 because of increased costs associated with resolving cases of real estate owned properties.

         Income taxes were $137,000 and $134,000 for the three months ended September 30, 1998 and 1997, respectively. The effective tax rate for the three month periods ended September 30, 1998 and 1997, was 37% and 36% respectively.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------


   Net income for the nine months ended September 30, 1998 increased $557,000 or 93% from $600,000 for the nine month period ended September 30, 1997 to $1.2 million for the nine month period ended September 30, 1998. The increase was primarily due to a $156,000 income tax benefit during the nine month period ended September 30, 1998 compared to a $334,000 income tax expense for the same period last year, a $12,000 increase in net interest income and a $56,000 decrease in non-interest expense.

For the nine months ended September 30, 1998, net interest income increased $12,000 from $3.38 million for the same period in 1997 to $3.40 million in 1998. The main reason for the increase was that the average balances of the securities and loan portfolio increased $4.3 million, due to asset growth from the origination of whole loans and the purchase of investment securities held to maturity, during the nine month period ended September 30, 1998 compared to the same period last year. Declining interest rates partially offset the increase in average balances. The interest rate spread and net interest margin declined to 2.59% and 2.58%, respectively, during the nine months ended September 30, 1998 compared to 2.74% and 2.73%, respectively for the same period of 1997. The lower spread and margin are primarily due to a lower yield on earning assets and higher cost of funds in the first nine months of 1998.

     Non-interest income decreased $1,000 or 1% from $124,000 for the nine month period ended September 30, 1997 to $123,000 for the nine month period ended September 30, 1998.

     Non-interest expense decreased $56,000, or 2%, from $2.5 million for the nine months ended September 30, 1997 to $2.44 million for the nine months ended September 30, 1998. Such decrease was primarily attributable to a $94,000 decrease in loss on real estate owned, a $38,000 decrease in advertising and promotion, offset by a $34,000 increase in legal fees. As discussed previously, lower holding costs were incurred on real estate owned property and increased legal costs were incurred on the resolution of real estate owned property. In 1997, the Company incurred advertising and promotion costs for the " Grand Reopening" of the Little Ferry branch which were non-recurring in 1998.

     An income tax benefit of $156,000 was recorded for the nine month period ended September 30, 1998 compared to a $334,000 expense for the same period last year. The current period amount includes a $542,000 benefit related to the release of certain restrictions on the common stock owned by a member of the control group. Excluding such amount, the current period would have reflected an income tax expense of $386,000. The effective tax rate for the nine month periods ended September 30, 1998 and 1997, exclusive of the additional tax benefit noted above, was 38% and 36% respectively

Asset Quality
-------------

     The following schedule sets forth certain information regarding the Bank's non-performing as of September 30, 1998, and as of December 31, 1997.

                                        Sept 30,  December 31,
                                          1998       1997
Non-accrual loans..................     $1,683     $2,601
Renegotiated loans.................        406        406
                                        -----------------
  Total non-accural and
  renegotiated loans                     2,086      3,007
Other real estate owned                  1,486      1,640
                                        -----------------
   Total...........................     $3,572     $4,647
                                        =================

     At September 30, 1998, non-accrual loans decreased $918,000 from December 31, 1997. Residential loans totaling $588,000 became nonaccrual, residential loans formally non-accrual totaling $501,000 became current, a $300,000 payment was made on a multi-family loan, four loans totaling $479,000 were paid-off and a loan of $226,000 was transferred to other real estate owned and sold during the second quarter of 1998. As of September 30, 1998 the Bank's other real estate owned represents one non-residential property.

     The following table represents an analysis of the allowance for loan losses:


                                Nine months ended Sept. 30, Year ended December 31,
                                ---------------------------------------------------
                                      1998       1997              1997
                                    -------------------------------------
Balance - beginning                 $596,230   $523,715          $523,715
Provision charged                     75,000     75,000           101,174
Loans charged off                    (61,555)   (35,474)          (37,374)
Recoveries                             1,495      3,868             8,715
                                      -----------------------------------

Balance-ending                      $611,170   $567,109          $596,230
                                   ======================================

Net loans charged off as a
percent of average loans (1)             .07%       .04%              .03%
Allowance as a percent of
Total loans.................             .55%       .52%              .56%
Non performing loans........           29.30%     34.64%            19.83%
(1)Annualized

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Savings Bank is required to maintain minimum levels of liquid assets, as defined by the Office Of Thrift Supervision regulations. This requirement, which may be varied from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum ratio is 4%. The Savings Bank's liquidity ratio averaged 38.5% during nine months of 1998.

         The Savings Bank anticipates that it will have sufficient funds available to meet its current loan commitments and normal savings withdrawals. At September 30, 1998, the Savings Bank had outstanding loan commitments of $2.7 million. In addition, it had $97.7 million in certificates of deposits scheduled to mature within one year of September 30, 1998. Based upon historical experience, management believes that a substantial portion of such deposits will remain with the Savings Bank.

         As of September 30, 1998, the Company had regulatory capital that was in excess of applicable limits. The Company is required under certain federal regulations to maintain tangible capital equal to at least 1.5% of its tangible assets, core capital equal to at least 3.00% of adjusted tangible assets and risk-based capital equal to at least 8.00% of risk-weighted assets. At September 30, 1998, the Savings Bank had tangible capital equal to 5.11% of adjusted total assets, core capital equal to 5.11% of adjusted total assets and total capital equal to 12.43% of risk-weighted assets.

YEAR 2000
---------

A great deal of information has been disseminated about the global computer year 2000. Many computer programs that can only distinguish the final two digits of the year entered (a common programming practice in earlier years) are expected to read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Rapid and accurate data processing is essential to the operation of the Bank. Data processing is also essential to most other financial institutions and many other companies. All of the material data processing of the Bank that could be affected by this problem is provided by third party hardware and software providers.

During March 1998 the Bank's Board of Directors adopted a Year 2000 Business Plan("The Plan") and selected five key employees to serve on the Year 2000 committee and prepare the Bank for the new millennium. As recommended by the Federal Financial Institutions Examination Council, the Plan encompasses the following phases: Awareness, Assessment, Renovation, Validation and Implementation. These phases will enable the Company to identify risks, develop an action plan perform adequate testing and complete certification that its processing systems will be Year 2000 ready. Execution of the Plan is currently on target.

The Bank's committee has selected nine areas as deemed mission critical to the continued operation of the Bank into the next millennium. The nine areas are as follows: internal Data processing system, Novell wide area networks, personal computer hardware/software, Fedline terminal, automated clearing house terminal, ATM machines, optical disk storage, and third party service bureaus. The Bank's main areas of concern is the in-house data processing system which is a Unisys mainframe running Information Technology Inc. software. The system is the Bank's main processor and currently runs the Bank's savings, DDA, loans, general ledger, investments, accounts payable and fixed assets. This system is currently Year 2000 and has been since it was compiled in 1987 and therefore no additional costs or renovations will needed to be done in this area. The other eight areas of concern have either been updated to be Year 2000 ready or will be updated by the fourth quarter of 1998.

The Bank is currently in the validation phase of its plan and expects to have completed all testing and have all systems verified by June 1999. Testing has been delayed until June 1999 due to the pending merger. If the proposed merger is completed, it is uncertain which system the Bank will retain.

The Bank has contacted all material vendors and suppliers regarding their Year 2000 state of readiness. Each of these third parties has delivered written assurance to the Bank that they expect to be Year 2000 compliant prior to the Year 2000. The Bank is in the process of contacting all its material loan customers regarding their Year 2000 state of readiness.

Based on a preliminary study, the Bank expects to spend approximately $74,000 from 1998 through 1999 to modify its computer information systems enabling proper processing of transactions relative to the year 2000 and beyond. As of September 30, 1998 the Bank has incurred $20,000 of expenses toward the Year 2000 and does not expect to incur all the $74,000 allocated to the Year 2000 due to the pending merger which will result in the consolidation of some operations and therefore some expenses will not have to be incurred. The Bank has not developed a formal contingency plan which would be implemented in the unlikely event that it was not Year 2000 compliant. The Company will continue to closely monitor the progress of its Year 2000 compliance plan and will determine by March 31, 1999 if the need for a contingency plan exits. The Bank is considering using its existing Disaster Recovery Plan as a contingency plan which would be implemented in the unlikely event that it was not Year 2000 compliant. The Bank's Disaster recovery plan in summary calls for a delivery of new computer equipment with compliant software in a remote location if necessary.

The Bank continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. Accordingly, the Bank does not expect the amounts required to be expensed over the next two years to have a material effect on its financial position or results of operations.

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Bank's testing plans, and all vendors, suppliers and customer readiness.

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


Item 2.  Changes in Securities
            Not applicable


Item 3.  Defaults upon Senior Securities
            Not applicable


Item 4. Submission of Matters to a Vote of Security Holders
            Not applicable


Item 5. Other Information
            Not Applicable


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)Exhibits
           Exhibit 27 Financial Data Schedule (electronic filing only)

         b)Reports on Form 8-K
            On September 9, 1998,  the Company  filed a Form 8-K  reporting  the
            announcement  of  the  definitive  merger  agreement  with   Greater
            Community Bancorp.

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



                        FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                        ------------------------------------------
                                   (Registrant)



Date: November 13, 1998            /s/Haralambos S. Kostakopoulos
                                   ---------------------------------------------
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer




Date: November 13, 1998            /s/Brian McCourt
                                   ---------------------------------------------
                                   Brian McCourt
                                   Vice President
                                   Treasurer