Form 10QSB/A
period 1998-09-30
FIRST SAVINGS BANCORP OF LITTLE FALLS INC
filed 1998-12-07
CIK 902435

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

                  Notes to Consolidated Financial Statements              ^5-6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           ^7-12

             PART II -     OTHER INFORMATION                              ^13

             SIGNATURES                                                   ^14

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC
                                 AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (UNAUDITED)

                                                                             September 30, 1998              December 31, 1997
                                                                        ------------------------------------------------------
Assets
------
Cash and amounts due from
     depository institutions                                                           $1,613,468                  $2,142,413
Interest-bearing demand
     deposits in other banks                                                            5,849,245                   1,540,810
                                                                        --------------------------      ----------------------

      Total cash and cash equivalents                                                   7,462,713                   3,683,223

Securities available for sale, net                                                     25,575,637                  31,226,440
Investment securities held to maturity, net:
      estimated fair value of $24,231,000(1998) and $19,647,000 (1997)                 24,146,561                  19,643,589
Mortgage-backed securities  held to maturity, net:
      estimated fair value of $9,032,000(1998) and $10,438,000 (1997)                   8,943,261                  10,414,679
Loans receivable, net of allowance for loan
     losses of $611,170 (1998) $596,230 (1997)                                        109,933,403                 105,467,485
Premises and equipment, net                                                             2,760,705                   2,775,060
Real estate owned, net                                                                  1,485,738                   1,640,004
Federal Home Loan Bank of New York stock, at cost                                       1,154,400                   1,106,600
Interest and dividends receivable, net                                                  1,396,287                   1,379,628
Other assets                                                                            1,653,628                     807,631
                                                                        --------------------------      ----------------------

      Total assets                                                                   $184,512,333                $178,144,339
                                                                        =========================       =====================


Liabilities and stockholder's equity
Liabilities
Deposits                                                                             $172,399,887                $166,758,857
Borrowed Money                                                                            519,561                     551,132
Advance payments by borrowers for
     taxes and insurance                                                                  805,037                     769,354
Other liabilities                                                                         501,087                     200,537
                                                                        --------------------------      ----------------------

      Total liabilities                                                               174,225,572                 168,279,880
                                                                        --------------------------      ----------------------

Stockholders' Equity
Common Stock (par value $1.00 per share)
     authorized 5,000,000 shares: issued and
     outstanding 440,100 shares                                                           440,100                     440,100
Additional paid-in capital                                                              4,212,303                   3,670,377
Retained earnings-substantially restricted                                              5,413,540                   5,458,904
Accumulated other comprehensive income                                                    220,818                     295,078
                                                                        --------------------------      ----------------------

      Total stockholders' equity                                                       10,286,761                   9,864,459
                                                                        --------------------------      ----------------------

      Total liabilities and stockholders' equity                                     $184,512,333                $178,144,339
                                                                        ==========================      ======================


SEE NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   FIRST SAVINGS BANCORP OF LITTLE FALLS, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                    ---------------------------- --------------------------
                                                                              SEPTEMBER 30                SEPTEMBER 30
                                                                        1 9 9 8        1 9 9 7       1 9 9 8        1 9 9 7
                                                                        -------        -------       -------        -------
Interest income
    Loans                                                           $ 2,244,232    $ 2,322,787   $ 6,667,710    $ 6,407,461
    Mortgage-backed securities                                          359,877        708,525     1,151,883      2,244,161
    Investments                                                         557,446        138,349     1,623,997        459,012
    Other interest-earning assets                                       110,602        101,174       362,138        300,443
                                                                    -----------    -----------   -----------    -----------
       Total interest income                                          3,272,157      3,270,835     9,805,728      9,411,077
                                                                    -----------    -----------   -----------    -----------
Interest expense
    Deposits                                                          2,147,587      2,052,902     6,382,076      6,015,987
    Borrowed Money                                                        9,088          9,458        27,145         11,044
                                                                    -----------    -----------   -----------    -----------
       Total Interest expense                                         2,156,675      2,062,360     6,409,221      6,027,031
                                                                    -----------    -----------   -----------    -----------
Net interest income                                                   1,115,482      1,208,475     3,396,507      3,384,046
    Provision for loan losses                                            25,000         25,000        75,000         75,000

Net interest income after
                                                                    -----------    -----------   -----------    -----------
    provision of loan losses                                          1,090,482      1,183,475     3,321,507      3,309,046
                                                                    -----------    -----------   -----------    -----------
Non-interest income
    Service charges                                                      22,922         20,137        75,235         66,726
    Miscellaneous                                                        19,774         20,723        47,233         49,230
    Gain on sale of loans                                                   217           --             217           --
    Gain on sale of securities available                                   --             --            --            7,836
    for sale
                                                                    -----------    -----------   -----------    -----------
       Total non-interest income                                         42,913         40,860       122,685        123,792
                                                                    -----------    -----------   -----------    -----------
Non-interest expense
    Salaries and employee benefits                                      340,733        366,059     1,071,209      1,092,206
    Net occupancy expense                                                65,146         58,746       185,437        183,738
    Equipment                                                           102,804         93,438       287,904        274,631
    Loss  on foreclosed real estate                                       8,809         86,941        66,319        159,928
    Federal insurance premium                                            25,717         24,975        77,287         72,678
    Advertising and promotion                                             7,665         17,938        31,834         70,116
    Legal fees                                                           60,513         32,440       161,628        127,620
    Miscellaneous                                                       149,630        169,090       561,476        518,209
                                                                    -----------    -----------   -----------    -----------
       Total non-interest expenses                                      761,017        849,627     2,443,094      2,499,126
                                                                    -----------    -----------   -----------    -----------
Income before income taxes                                              372,378        374,708     1,001,098        933,712

Income taxes                                                            137,170        134,178      ^386,312        333,663
                                                                    -----------    -----------   -----------    -----------
Net income                                                              235,208        240,530      ^614,786        600,049
                                                                    -----------    -----------   -----------    -----------
Other comprehensive income:
    Unrealized holding (losses)gains on securities available
    for sale, net of income taxes of $23,678, $38,322,
     $20,521 and $56,151, respectively                                  (81,579)        71,171       (74,260)       104,062

    Reclassification adjustments for realized gains on
    securities available for sale, net of income taxes of
    $2,819                                                                 --             --            --           (5,017)
                                                                    -----------    -----------   -----------    -----------
Other comprehensive income:                                             (81,579)        71,171       (74,260)        99,045
                                                                    -----------    -----------   -----------    -----------
Comprehensive income                                                $   153,629    $   311,701   $  ^540,526    $   699,094
                                                                    ===========    ===========   ===========    ===========

Net income per common share- basic and                              $      0.53    $      0.55   $     ^1.40    $      1.36
diluted
                                                                    ===========    ===========   ===========    ===========
Weighted average number of common
    shares outstanding- basic and diluted                               440,100        440,100       440,100        440,100
                                                                    ===========    ===========   ===========    ===========


                                                                         Page 2
See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                            Nine Months Ended September 30,
                                                                            -------------------------------
                                                                                  1998            1997
                                                                                  ----            ----

Cash flows from operating activities:
-------------------------------------
  Net income                                                                 $   ^614,786    $    600,049
  Adjustments to reconcile net income to

   net cash  provided by operating activities:

    Depreciation                                                                  197,396         211,844
    Amortization of premiums, discounts and fees, net                             162,076         178,753
    Provision for losses on loans and real estate owned                           113,000         113,511
    Net (gain)loss on sales of real estate owned                                  (17,600)          8,806
     Net gain on sales of loans                                                      (217)           --
   Net gain on sales of securities available for sale                                --            (7,836)
   Increase in  interest and dividends receivable, net                            (16,659)       (119,544)
   Increase in other assets                                                     ^(288,301)       (257,715)
    (Decrease)increase in accrued interest payable                                (19,468)         37,959
    Increase in other liabilities                                                  80,500         136,739
    Amortization of branch premium                                                 25,000          24,999
--------------------------------------------------------------------------   ------------    ------------
Net cash  provided by  operating activities                                      ^235,727         927,565
--------------------------------------------------------------------------   ------------    ------------

Cash flows from investing activities:

    Purchase of securities available for sale                                  (2,120,003)     (3,177,687)
    Proceeds from Investment securities held to maturity matured or called     15,815,891       8,000,000
   Proceeds from sale of securities available for sale                               --         3,340,763
    Purchase of investment securities held to maturity                        (20,318,702)    (14,607,815)
    Purchase of Mortgage-backed securities held to maturity                    (1,021,875)           --
    Securities available for sale repayments                                    7,411,659       3,493,462
    Mortgage-backed securities held to maturity repayments                      2,494,994       2,567,325
    Net  increase in loans receivable                                          (4,785,501)    (13,012,217)
    Additions to premises and equipment                                          (183,041)        (83,586)
     Additions to real estate owned                                                  --           (51,355)
    Payments received on real estate owned                                           --             6,000
     Proceeds from sales of loans                                                  98,717            --
    Proceeds from sales of real estate owned                                      360,128         323,073
    Purchase of Federal Home Loan Bank of NY stock                                (47,800)       (181,000)
--------------------------------------------------------------------------   ------------    ------------
Net cash used in  investment activities                                        (2,295,533)    (13,383,037)
--------------------------------------------------------------------------   ------------    ------------

Cash flows from financing activities:

    Net  increase in deposits                                                   5,660,498       8,644,594
   Increase in Federal Home Loan Bank Advances                                       --           568,000
   Repayment of Federal Home Loan Bank Advances                                   (31,571)        (10,064)
    Increase in advance payments by
       borrowers for taxes and insurance                                           35,683         189,635
   Preferred stock dividends paid                                                    --           (42,500)
   Common stock dividends paid                                                   (440,100)       (177,550)
--------------------------------------------------------------------------   ------------    ------------
Net cash provided by financing activities                                       5,224,510       9,172,115
--------------------------------------------------------------------------   ------------    ------------

Net increase(decrease) in cash and cash equivalents                             3,779,490      (3,283,357)
Cash and cash equivalents -- beginning                                          3,683,223      10,673,339
                                                                             ------------    ------------
Cash and cash equivalents -- end                                             $  7,462,713    $  7,389,982
                                                                             ============    ============

See notes to unaudited consolidated financial statements

                   FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                   ------------------------------------------
                                 AND SUBSIDIARY
                                 --------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)

                                                                                    Nine Months Ended September 30,
                                                                                 --------------------------------------
                                                                                    1998                       1997
                                                                                    ----                       ----

Supplemental disclosures of cash flows information:
---------------------------------------------------
    Cash paid  during the period for:
    ---------  ----------------------
      Interest                                                                    $6,428,689                 $5,989,072
                                                                             ================            ===============
      Income taxes                                                                  $239,515                   $231,669
                                                                             ================            ===============

Supplemental disclosure of noncash activities:
----------------------------------------------
   (Decrease)increase in unrealized gain on securities,
      net of deferred income taxes                                                 ($74,260)                    $99,045
                                                                             ================            ===============

    Loans transferred to real estate owned                                          $226,262                  $      --
                                                                             ================            ===============
    Loans originated to facilitate the sale of
     real estate owned                                                             $      --                   $663,000
                                                                             ================            ===============

  Common stock dividend declared but not yet paid                                   $220,050                    $42,500
                                                                             ================            ===============

    ^Refundable federal income taxes not affecting                                ^ $541,926                  $     ^--
                                                                                    ========                  =========
     net income recorded as an increase to additional
     paid-in capital

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

In February 1998, the President of the Company recognized taxable income based upon the removal of a restriction on transfer of previously awarded common stock. Such shares were previously awarded to the President by an investor group. As a result, the Bank recognized a tax deductible expense of $542,000. Such deduction was reported incorrectly as a permanent timing difference in the calculation of income tax expense for the three months ended March 31, 1998. This tax benefit should have been recorded as a direct addition to paid-in capital as required by FASB 109. Such tax benefit recorded in the quarter ended March 31, 1998 has been reversed, revising previously reported data as follows:

                             Three Months Ended            Nine Months Ended
                                March 31, 1998             September 30, 1998
                           -------------------------------------------------------
                                 As Previously                As Previously
                             reported      As revised     reported     As revised
                           -------------------------------------------------------
Income before income tax   $   391,112    $   391,112   $ 1,001,098    $ 1,001,098
Income (benefit)tax           (377,403)       164,523      (155,614)       386,312
                           -----------    -----------   -----------    -----------
Net Income                 $   768,515    $   226,589   $ 1,156,712    $   614,786
                           ===========    ===========   ===========    ===========
Net Income per common
share-basic and diluted    $      1.75    $       .51   $      2.63    $      1.40
                           ===========    ===========   ===========    ===========

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

  Stockholder's equity increased $422,000 to $10.3 million at September 30, 1998 from $9.9 million at December 31, 1997. The primary cause of the increase was the recording of a $542,000 federal income tax benefit not affecting net income directly to additional paid-in capital. This benefit related to the release of certain restrictions on the common stock owned by a member of the control group. Other changes in stockholders equity resulted from net income of $615,000, dividends declared of $660,000 and a $74,000 reduction in net unrealized gains on securities available for sale.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
------------------------------------------------
 SEPTEMBER 30, 1998
-------------------

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
------------------------------------------------------------------

   Net income for the nine months ended September 30, 1998 increased $15,000 or 2% from $600,000 for the nine month period ended September 30, 1997 to $615,000 for the nine month period ended September 30, 1998. The increase was primarily due to a $12,000 increase in net interest income and a $56,000 decrease in non-interest expense, partially offset by a $53,000 increase in income tax expense.

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

 An income tax expense of $386,000 was recorded for the nine month period ended September 30, 1998 compared to a $334,000 expense for the same period last year. The effective tax rate for the nine month periods ended September 30, 1998 and 1997, was 38% and 36% respectively

Asset Quality
-------------

The following schedule sets forth certain information regarding the Bank's non-performing as of September 30, 1998, and as of December 31, 1997.


                                   Sept 30,         December 31,
                                     1998               1997
                                  ---------         ------------
Non-accrual loans                   $1,683             $2,601
Renegotiated loans                     406                406
                                    -------------------------
  Total non-accural and
  renegotiated loans                 2,086              3,007
Other real estate owned              1,486              1,640
                                    -------------------------
   Total                            $3,572             $4,647
                                    =========================

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

 The following table represents an analysis of the allowance for loan losses:

                                                      Nine months ended  Sept. 30,     Year ended December 31,
                                                      ---------------------------------------------------------
                                                          1998          1997                     1997
                                                       ------------------------------------------------
Balance - beginning                                    $ 596,230     $ 523,715                $ 523,715
Provision charged                                         75,000        75,000                  101,174
Loans charged off                                        (61,555)      (35,474)                 (37,374)
Recoveries                                                 1,495         3,868                    8,715
                                                       ------------------------------------------------

Balance-ending                                         $ 611,170     $ 567,109                $ 596,230
                                                       ================================================
Net loans charged off as a
percent of average loans (1)                                 .07%          .04%                     .03%
Allowance as a percent of
Total loans                                                  .55%          .52%                     .56%
Non performing loans                                       29.30%        34.64%                   19.83%

(1)Annualized

Analysis of the Allowance for Loan Losses
-----------------------------------------

                                   At September 30, 1998        At December 31, 1997
                                  ---------------------------------------------------
(Dollars In Thousands)                      Percent of                    Percent of
                                            Loans in each                 Loans in each
                                            category to                   category to
                                   $        total loans          $        total loans
                                  ---------------------------------------------------

Real estate......................  $465         90.76%           $408         88.96%
Commercial........................  105          4.26%            107          4.38%
Consumer.........................    41          4.98%             81          6.66%
                                  ---------------------------------------------------
Total                              $611        100.00%            596        100.00%
                                  ===================================================


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

Successful and timely completion of the Year 2000 project is based on management's best estimates derived from various assumptions of future events, which are inherently uncertain, including the progress and results of the Bank's testing plans, and all vendors, supplies and customer readiness.

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



                                      FIRST SAVINGS BANCORP OF LITTLE FALLS INC.
                                      ------------------------------------------
                                                       (Registrant)



Date: ^December 7, 1998            /s/Haralambos S. Kostakopoulos
                                   ----------------------------
                                   Haralambos S. Kostakopoulos
                                   President
                                   Chief Executive Officer




Date: ^December 7, 1998            /s/Brian McCourt
                                   -----------------------------
                                   Brian McCourt
                                   Vice President
                                   Treasurer